Form 10-K
period 2024-12-31
Maywood Acquisition Corp.
filed 2025-04-15
CIK 2028355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-42518

MAYWOOD ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

418 Broadway, #6441 Albany, NY	12207
(Address of Principal Executive Offices)	(Zip Code)

(718) 974-6945

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right	MAYAU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	MAYA	The Nasdaq Stock Market LLC

Rights, each entitling the holder to one-fifth of one Class A ordinary share upon the completion of the Company’s initial business combination	MAYAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s Class A ordinary shares on such date.

As of April 15, 2025, 11,909,375 Class A ordinary shares, par value $0.0001 per share, and 3,018,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated February 12, 2025, as filed with the Securities and Exchange Commission on February 13, 2025, pursuant to Rule 424(b)(4) (SEC File No. 333-284082) is incorporated into certain portions of Parts I, II, and III, as disclosed herein..

MAYWOOD ACQUISITION CORP.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) of Maywood Acquisition Corp. (the “Company,” “we,” “us,” “our” or “Maywood”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on May 31, 2024 in the Cayman Islands as an exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

On February 14, 2025, the Company consummated its initial public offering (“Initial Public Offering” or “IPO”) of 8,625,000 Units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,125,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one Class A Ordinary Share and one Right, each Right entitling the holder thereof to receive one-fifth of one Class A Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the consummation of the IPO, the Company consummated a private placement (the “Private Placement”) of 265,625 units (“Private Placement Units”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,656,250. The Private Placement Units were purchased by Maywood Sponsor, LLC, the Company’s sponsor (the “Sponsor”), and the underwriters in the IPO. The Private Placement Units are identical to the Units sold in the IPO, subject to certain exceptions. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial business combination.

In addition, the Sponsor lent the Company an aggregate of $500,000 as of the closing date of the IPO bearing no interest (the “Sponsor Loan”). The proceeds of the Sponsor Loan were added to the trust account established in connection with the IPO. The Sponsor Loan shall be repaid at the closing of an initial business combination. If the Company does not complete an initial business combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to public shareholders. The Sponsor has waived any claims against the trust account in connection with the Sponsor Loan.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated February 12, 2025, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 12, 2025, incorporated by reference herein. Since such date, there have been no material changes to the risks relating to our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a blank check company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable target businesses for a business combination. Therefore, we do not consider that we face significant cybersecurity risk. Nevertheless, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations. These include, but are not limited to, internal reporting, monitoring and detection tools and anti-virus software.  We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various potential cybersecurity matters, including areas of emerging risks, incidents and industry trends, and other areas of importance. We may in the future engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our existing cybersecurity processes.

ITEM 2. PROPERTY

We currently utilize office space at 418 Broadway, #6441, Albany, NY 12207 and our telephone number is (718) 974-6945.  The office space we utilize is provided to us by our Sponsor pursuant to an administrative services agreement.  We will reimburse our Sponsor in an amount equal to $1,667 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Ordinary Shares, Rights and units are listed on the Nasdaq Stock Market LLC under the symbols “MAYA”, “MAYAR and” “MAYAU,” respectively.

Holders

As of March 31, 2025, there were 4 holders of record of our units, 1holder of record of our Class A Ordinary Shares, 1 holder of record of our Class B Ordinary Shares and 1 holder of record of our Rights.  We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.  The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 1, 2024, Maywood Sponsor, LLC paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 8,050,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On December 19, 2024, the Sponsor forfeited an aggregate of 5,031,250 Class B ordinary shares for no consideration, resulting in there being an aggregate of 3,018,750 Class B ordinary shares outstanding.

On February 14, 2025, the Company consummated its IPO of 8,625,000 Units, including 1,125,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one Class A Ordinary Share and one Right, each Right entitling the holder thereof to receive one-fifth of one Class A Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, acted as the lead book-running manager for the offering and Seaport Global Securities acted as joint-book-runner for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-284082). The Securities and Exchange Commission declared the registration statement effective on February 12, 025.

Simultaneously with the consummation of the IPO, the Company consummated a Private Placement of 265,625 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,656,250. The Private Placement Units were purchased by the Sponsor and the underwriters in the IPO. The Private Placement Units are identical to the Units sold in the IPO, subject to certain exceptions. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

An aggregate of $86,250,000 has been deposited in the Trust Account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering.

Transaction costs amounted to $5,974,093, consisting of $2,156,250 of cash underwriting fees, $3,450,000 of deferred underwriting commission and $367,789 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Maywood Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 31, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses with enterprise values of approximately $250 million to $1 billion. The Company is an early stage and emerging growth company and, as such, it is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not yet commenced any operations. All activity through December 31, 2024 relates to the Company’s formation, initial capitalization, and activities in preparation for its initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination. The Company expects to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds of the IPO. The Company has selected December 31 as its fiscal year end.

On February 14, 2025, the Company consummated its IPO of 8,625,000 units (the “Units”), including 1,125,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $86,250,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one right (the “Public Right”), with each Public Right entitling the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a Business Combination.

Simultaneously with the closing of the IPO, the Company consummated a private placement of 265,625 units (the “Private Placement Units”) at a price of $10.00 per unit, generating gross proceeds of $2,656,250. The Private Placement Units were purchased by the Company’s sponsor, Maywood Sponsor, LLC (the “Sponsor”), and the underwriters. Each Private Placement Unit consists of one Class A ordinary share and one right (the “Private Right”). The Private Placement Units are substantially similar to the Units sold in the IPO, subject to certain limited exceptions regarding transfer restrictions and liquidation rights.

Additionally, the Sponsor loaned the Company $500,000 (the “Sponsor Loan”), which was deposited into the trust account established in connection with the IPO (the “Trust Account”) to ensure that the amount in trust was equal to $10.00 per public share sold in the IPO. The Sponsor Loan bears no interest, is repayable upon consummation of a Business Combination, and will be forfeited if the Company does not complete a Business Combination. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan.

The Company’s Units, Class A ordinary shares, and Rights were approved for listing on the Nasdaq Global Market (“Nasdaq”) and commenced trading on March 7, 2025, under the symbols “MAYAU,” “MAYA,” and “MAYAR,” respectively.

Substantially all of the net proceeds from the IPO, Private Placement, and Sponsor Loan are held in the Trust Account, which will be invested in U.S. government securities with a maturity of 185 days or less, or in money market funds that comply with Rule 2a-7 of the Investment Company Act, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a Business Combination, either: (i) in connection with a general meeting called to approve such Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, it will proceed with a Business Combination only if it receives an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of the shares represented at a general meeting.

If the Company seeks shareholder approval of a Business Combination and does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate or any other person acting as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than 15% of the Public Shares without the Company’s prior written consent.

The Sponsor, officers, and directors (the “Initial Shareholders”) have agreed: (a) to vote their Founder Shares and any public shares they acquire in favor of a Business Combination; (b) not to propose any amendment to the Company’s charter to affect the timing or substance of the redemption obligation unless public shareholders are offered an opportunity to redeem; (c) not to redeem any shares in connection with a shareholder vote to approve a Business Combination; and (d) to waive rights to liquidating distributions with respect to the Founder Shares and Private Placement Shares if no Business Combination is completed within the required timeframe.

The Company will have 15 months (or up to 18 months with extensions) from the closing of the IPO to complete a Business Combination (the “Combination Period”). If the Company fails to complete a Business Combination within the Combination Period, it will: (i) cease all operations except for the purpose of winding up; (ii) redeem the public shares at a per-share price equal to the amount then held in the Trust Account (net of permitted withdrawals), and (iii) as promptly as reasonably possible, subject to applicable law and approval of the Company’s board of directors, liquidate and dissolve.

There will be no redemption rights or liquidating distributions with respect to the rights or private placement units, which will expire worthless if a Business Combination is not completed.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

As of December 31, 2024, the Company has not commenced any operations. The only activity through December 31, 2024, was the formation of the Company and preparation for the IPO.

For the period from May 31, 2024 (inception) to December 31, 2024, the Company incurred a net loss of $(7,712), primarily consisting of formation and audit-related expenses.

Liquidity and Capital Resources

As of December 31, 2024, the Company had no cash and had not yet consummated its initial public offering (“IPO”). The Company’s liquidity needs prior to the IPO were satisfied through a $25,000 capital contribution from the Sponsor in exchange for Founder Shares. Further, the Sponsor agreed to provide up to $300,000 under a non-interest-bearing promissory note to fund offering and formation costs, no amounts had been drawn under the note as of December 31, 2024. Additionally, the Sponsor paid certain offering and formation expenses on behalf of the Company totalling $111,190, which are non-interest-bearing and payable on demand.

On February 14, 2025, the Company consummated its IPO of 8,625,000 units, including 1,125,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, the Company completed a private placement of 265,625 units at a price of $10.00 per unit, generating gross proceeds of $2,656,250. In addition, the Sponsor provided a $500,000 non-interest-bearing loan (the “Sponsor Loan”), which was deposited into the Trust Account to ensure that $10.00 per public share was placed in trust. The Sponsor Loan will be repaid upon the completion of a Business Combination. If a Business Combination is not completed, the Sponsor has waived any claims against the Trust Account, and the funds will be distributed to public shareholders.

Following the IPO and after payment of offering expenses, the Company had access to approximately $305,000 of funds held outside the Trust Account to fund working capital needs. The Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide additional working capital loans to finance transaction costs in connection with a Business Combination (the “Working Capital Loans”). As of the date of this filing, no Working Capital Loans have been issued.

Management believes that the funds held outside the Trust Account will be sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2024, the Company had not yet consummated its initial public offering and therefore had not entered into any material contractual obligations. However, upon the closing of the Company’s initial public offering on February 14, 2025, the Company became subject to the following material contractual obligations:

●

Registration Rights Agreement: Holders of the Founder Shares, Private Placement Units, and any units issuable upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement. The agreement provides for demand and “piggy-back” registration rights, subject to certain conditions. The Company will bear the expenses associated with the registration of such securities.

●

Underwriting Agreement: Upon the closing of the IPO and full exercise of the underwriters’ over-allotment option, the underwriters became entitled to a deferred underwriting commission of $3,450,000. The deferred underwriting commission will be payable solely upon the consummation of the Company’s initial Business Combination and will be paid from the funds held in the Trust Account.

●

Administrative Services Agreement: Concurrent with the closing of the IPO, the Company entered into an administrative services agreement with the Sponsor, pursuant to which the Company will pay the Sponsor $1,667 per month for office space, utilities, and administrative support. This agreement will terminate upon the earlier of the consummation of a Business Combination or the Company’s liquidation.

Related Party Transactions

Founder Shares

On June 1, 2024, the Company issued an aggregate of 8,050,000 Class B ordinary shares (the “Founder Shares”) to Maywood Sponsor, LLC (the “Sponsor”) for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. On December 19, 2024, the Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in the Sponsor holding 3,018,750 Founder Shares. The Founder Shares include an aggregate of up to 393,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own approximately 26% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Shareholders do not purchase any Public Shares in the IPO and excluding the securities underlying the Private Placement Units).

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of (i) one year after the completion of the Company’s initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Founder Shares will be released from the lock-up restrictions.

Administrative Services Agreement

Upon the closing of the IPO, the Company entered into an administrative services agreement with the Sponsor pursuant to which the Company will pay the Sponsor $1,667 per month for office space and administrative support services. This arrangement will terminate upon the earlier of the completion of a Business Combination or the Company’s liquidation.

Promissory Note — Related Party

On June 1, 2024, the Sponsor agreed to loan the Company up to $300,000 under a non-interest-bearing promissory note to cover expenses related to the Proposed Public Offering. The promissory note was payable on December 31, 2024. As of December 31, 2024, a total of Nil was outstanding under the note.

Advances from Related Party

The Sponsor paid certain formation, deferred offering, and operating expenses on behalf of the Company, totaling $131,602 for the period from May 31, 2024 (inception) through December 31, 2024. These advances are non-interest-bearing and payable on demand. As of December 31, 2024, the outstanding balance due to the Sponsor was $131,602.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, it is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for its securities and the prices of its securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of December 31, 2024.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. Upon completion of the Proposed Public Offering, offering costs associated with the ordinary shares and the rights will be charged to stockholder’s equity since both the public and private units are expected to qualify for equity classification. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operating expenses.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of stockholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, upon completion of the Proposed Public Offering, the Class A ordinary shares will be presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

The Class B ordinary shares are classified as a component of stockholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception) through December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 393,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive and Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Principal Executive and Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Zikang Wu	31	Chairman, Chief Executive Officer and Chief Financial Officer
Zixun Jin	36	Director
Hao Tian	31	Director
Chao Yang	36	Director

Zikang Wu, our Chairman, Chief Executive Officer and Chief Financial Officer, is the founder and president of First Cover, Inc., a New York-based risk, compliance, and corporate services provider formed in April 2021. At First Cover, Mr. Wu has advised numerous publicly traded companies, emphasizing his expertise in public company listings, particularly within the SPAC sector. From June 2023 to December 2023, Mr. Wu served as Chief Executive Officer, Chief Financial Officer, and Chairman of Healthcare AI Acquisition Corp., a SPAC that has entered into a business combination agreement with Leading Group Limited, a provider of insurance products in the People’s Republic of China. Additionally, Mr. Wu is the Chief Executive Officer of Tigerless Health, Inc., a US direct-to-consumer Insurtech company that he founded in September 2018.  Mr. Wu holds a Bachelor’s degree in accounting and finance from Lehigh University.  We believe that Mr. Wu is well qualified to serve on the board of directors due to his experience in the SPAC industry and his relationships and contacts.

Zixun Jin, a member of our board of directors, has over a decade of experience in operations management and data analysis. From 2013 to 2015, Mr. Jin demonstrated leadership as Operations Manager at European Dismantler Inc., where he oversaw operations, developed strategic plans, and optimized workflows. From 2015 to 2017, he served as a Unit Supply Specialist with the US Army 25th Infantry Division. From July 2018 to April 2022, he was an Analyst at Jeffrey Court Inc., and since May 2022, he has been a Senior Analyst at Niagara Bottling LLC. Additionally, Mr. Jin worked as a Data Mining Analyst at Lehigh University. Since January 2024, Mr. Jin has served as an independent director of Battery Future Acquisition Corp., a SPAC that has executed a definitive agreement for a business combination with Class Over Inc., an online education provider. He was previously an independent director of Healthcare AI from June 2023 to December 2023. Mr. Jin holds a Master’s degree in Industrial and Systems Engineering from Lehigh University and a Bachelor’s degree in Mechanical Engineering from Hefei University of Technology. We believe that Mr. Jin is well qualified to serve on the board of directors due to his experience in operations management and his relationships and contacts.

Hao Tian, a member of our board of directors, is a risk manager at Amazon.com, Inc. (“Amazon”), bringing professional experience in due diligence investigation, anti-money laundering and sanctions compliance. Prior to joining Amazon, Mr. Tian was a lead associate at Kroll, LLC (formerly Duff & Phelps), an investigation and financial risk advisory firm headquartered in New York, working in its Toronto and Reston, VA offices, from 2018 to 2021. He began his career with the corporate security division at the World Bank Group based in Washington, D.C.  Since January 2024, Mr. Tian has served as an independent director of Battery Future. He was previously an independent director of Healthcare AI from June 2023 to December 2023. Mr. Tian holds a Master’s degree from Georgetown University’s School of Foreign Service and a Bachelor’s degree in international relations and French studies from Lehigh University. We believe that Hao Tian is well qualified to serve on the board of directors due to his experience in financial risk and compliance matters.

Chao Yang, a member of our board of directors, has eight years of experience serving as the founder and Chief Executive Officer of TechWithU LLC, a consulting and recruiting firm for companies in the financial services, information technology and financial technology sectors.  In his position with TechWithU LLC, Mr. Yang supervised the consulting teams in launching and executing large-scale projects, including anti-money laundering (AML) systems of banking clients and bank M&A projects. Mr. Yang received a master’s degree in electrical engineering from Steven Institute of Technology in 2014, and a Bachelor’s Degree in Electronical Engineering from Henan University of Urban Construction in 2011.  We believe Mr. Yan is well qualified to serve on its board of directors due to his relationships, contacts and experience.

Number and terms of office of officers and directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which will consist of Chao Yang, will expire at our first annual general meeting. The term of office of the second class of directors, which will consist of Hao Tian, will expire at the second annual general meeting. The term of office of the third class of directors, which will consist of Zikang Wu and Zixun Jin will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Executive officer and director compensation

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board and will have the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Zixun Jin, Hao Tian and Chao Yang, each an independent director, will serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent.

Each member of the audit committee is financially literate and our board of directors has determined that Chao Yang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We will adopt an audit committee charter, which will detail the principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

•

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered pubic accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors, all of whom will be independent. The members of our compensation committee will be Zixun Jin, Hao Tian and Chao Yang. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Zixun Jin, Hao Tian and Chao Yang. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing February 12, 2025 through the acquisition of a target business, we pay the Sponsor an aggregate fee of $1,667 per month for providing us with office space and certain office and secretarial services.

Other than the foregoing fees and the repayment of loans that may be made by our Sponsors, officers, directors or their affiliates to us and payment of consulting, success or finder fees to our Sponsor, officers, directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar fees, will be paid to our initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Rights included in the units offered in the Initial Public Offering or the Private Placement Units as these Rights are not convertible within 60 days of the date hereof.

	Class A Ordinary Shares Beneficially Owned		Class B Ordinary Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percentage	Number	Percentage
Maywood Sponsor, LLC(3)	125,000	*	3,018,750	100%
Zikang Wu	--	--	--	--
Zixun Jin	--	--	--	--
Hao Tian	--	--	--	--
Chao Yang	--	--	--	--
All officers and directors as a group (four persons)	--	--	--	--
Harraden Circle Investments, LLC(4)	773,000	8.7%	--	--

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Maywood Acquisition Corp., 418 Broadway, #6441, Albany, NY 12207.

(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)

Maywood Sponsor, LLC, our sponsor, is the record holder of such shares. Maywood Master, LLC is the managing member of our sponsor. Accordingly, it may be deemed to have or share beneficial ownership of the Class B Ordinary Shares held directly by our sponsor.

(4)

Represents Class A Ordinary shares directly beneficially owned by Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), and Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund”). Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner to Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Harraden Circle Investments, LLC (“Harraden Adviser”) serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and other high net worth individuals. Frederick V. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund.  The business address of each of the foregoing is 299 Park Avenue, 21st Floor, New York, New York 10171.  The information is derived from a Schedule 13G filed on February 20, 2025.

Our initial shareholders have agreed, subject to applicable securities laws, (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to redeem any Founder Shares or Private Placement Shares in connection with a shareholder vote to approve a proposed initial business combination and (C) to waive liquidation rights with respect to their Founder Shares and Private Placement Shares.

Our Sponsors and their controlling individuals and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions and our related party transaction policy, see the section titled “Certain Relationships and Related Party Transactions” contained in our prospectus dated February 12, 2025, incorporated by reference herein.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Upon the commencement of trading of our units on Nasdaq, we expect to have four “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of this offering. Our board of directors expects to determine that Zixun Jin, Hao Tian and Chao Yang are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Bush & Associates, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bush & Associates in connection with regulatory filings. The aggregate fees of Bush a& Associates for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 31, 2024 (inception) through December 31, 2024 totaled approximately $25,000.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Bush & Associates for any audit-related fees for the period from May 31, 2024 (inception) through December 31, 2024,

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Bush & Associates for tax services, planning or advice for the period from May 31, 2024 (inception) through December 31, 2024,

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Bush & Associates for any other services for the period from May 31, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our audit committee was formed in connection with the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Ordinary Share Certificate.**

4.3	Specimen Rights Certificate.**

4.4	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.

10.1	Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.*

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement between the Company and certain security holders.*

10.4	Form of Indemnification Agreement.*

10.5	Administrative Services Agreement.*

14	Code of Ethics.**

19.1	Insider Trading Policy.

31.1

Certification of Principal Executive Officer and Principal Financial and Accounting Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 14, 2025.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-284082).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th  day of April, 2025.

MAYWOOD ACQUISITION CORP

By:	/s/ Zikang Wu
Zikang Wu
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Zikang Wu	Chief Executive Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2025
Zikang Wu

/s/ Zixun Jin	Director	April 15, 2025
Zixun Jin

/s/ Hao Tian	Director	April 15, 2025
Hao Tian

/s/ Chao Yang	Director	April 15, 2025
Chao Yang

MAYWOOD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Maywood Acquisition Corp, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying condensed balance sheet of Maywood Acquisition Corp, Inc. (the “Company”) as of December 31, 2024, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the interim period then ended in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 of the financial statements, as of December 31, 2024, the Company had no cash and a working capital deficit of $97,289. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Proposed Public Offering as discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 15, 2025

PCAOB ID Number 6797

MAYWOOD ACQUISITION CORP.

BALANCE SHEET

December 31, 2024
Assets
Current assets:
Cash	$-
Deferred offering costs associated with proposed public offering	131,602
Total Assets	$131,602

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$3,124
Due to related party	111,190
Total liabilities	114,314

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 849,000 shares issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,018,750 shares issued and outstanding (1)	302
Additional paid-in capital	24,698
Accumulated deficit	(7,712)
Total Shareholders’ Deficit	17,288
Total Liabilities, and Shareholders’ Deficit	$131,602

(1) Includes an aggregate of up to 393,750 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

F-3

MAYWOOD ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from May 31, 2024 (Inception) through December 31, 2024
Formation and operating costs	7,681
General and administrative expenses	31
Loss from operations	$(7,712)

Basic and diluted weighted average ordinary shares outstanding (1)	2,625,000
Basic and diluted net income per share	$(0.00)

(1) Excludes an aggregate of up to 393,750 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

MAYWOOD ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 31, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder (1)	-	-	8,050,000	805	24,195	-	25,000
Cancellation of founder shares during the year	-	-	(5,031,250)	(503)	503	-	-
Net Income					-	(7,712)	(7,712)
Balance - December 31, 2024	-	-	3,018,750	$302	$24,698	$(7,712)	$17,288

(1) Includes an aggregate of up to 393,750 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statement

MAYWOOD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 31, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

For the period from May 31, 2024 (Inception) through December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(7,712)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred offering costs associated with proposed public offering	(131,602)
Accounts payable	3,124
Net cash used in operating activities	(136,190)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Relayed party payables	111,190
Net cash provided by financing activities	136,190

Net increase in cash	-

Cash - beginning of the period	-
Cash - ending of the period	$-

The accompanying notes are an integral part of these financial statement

MAYWOOD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Maywood Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on May 31, 2024. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company has not selected any target business and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding an initial business combination with the Company. The Company may pursue an initial business combination in any industry or geographic location that it determines is attractive and in the best interests of its shareholders.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

The Company's ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering of 7,500,000 units (the "Units" and, with respect to the Class A ordinary shares included in the Units being offered, the "Public Shares") at $10.00 per Unit (or up to 8,625,000 Units if the underwriters' over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 237,500 private placement units (or 265,625 private placement units, if the underwriters' over-allotment option is exercised in full) at a price of $10.00 per private placement unit in a private placement to Maywood Sponsor, LLC (the "Sponsor") and the underwriters in the Proposed Public Offering that will close simultaneously with the Proposed Public Offering (see Note 4).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

As of December 31, 2024, the Company had no cash and a working capital deficit of $97,289. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Proposed Public Offering as discussed in Note 3. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within 18 months from the consummation of the Proposed Public Offering (the “Combination Period). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.

MAYWOOD ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, it is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for its securities and the prices of its securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of December 31, 2024.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. Upon completion of the Proposed Public Offering, offering costs associated with the ordinary shares and the rights will be charged to stockholder’s equity since both the public and private units are expected to qualify for equity classification. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operating expenses.

MAYWOOD ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of stockholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, upon completion of the Proposed Public Offering, the Class A ordinary shares will be presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

The Class B ordinary shares are classified as a component of stockholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception)

through December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 393,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

MAYWOOD ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

NOTE 3 – PROPOSED PUBLIC OFFERING

The Company will offer for sale up to 7,500,000 Units (or up to 8,625,000 Units if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon consummation of a Business Combination. No fractional rights will be issued, and holders must hold rights in multiples of five to receive a full share. Any rights not sufficient to form a full share will expire worthless.

MAYWOOD ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – PRIVATE PLACEMENT

The Sponsor and underwriters have committed to purchase an aggregate of 237,500 private placement units (or 265,625 private placement units if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per unit, for an aggregate purchase price of $2,375,000 (or $2,656,250 respectively), in a private placement that will occur simultaneously with the closing of the Proposed Public Offering.

Each Private Each Private Placement Unit will consist of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a Business Combination.

The Private Placement Units are identical to the Units being offered in the Proposed Public Offering except that they are subject to certain transfer restrictions. A portion of the proceeds from the sale of the Private Placement Units will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account.

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the securities included in the Private Placement Units will expire worthless.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2024, the Company approved the acquisition by the Sponsor of an aggregate of 8,050,000 Class B ordinary shares of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On December 19, 2024, the Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Founder Shares outstanding. Additionally, up to 393,750 Founder Shares are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised in full or in part.

Administrative Services Agreement

The Company plans to enter into an agreement to pay the Sponsor a total of up to $1,667 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On June 1, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on December 31, 2024.

Advances from Related Party

The Sponsor paid certain formation, deferred offering, and operating expenses on behalf of the Company, totaling $131,602 during the period from May 31, 2024 (inception) through December 31, 2024. These advances are non-interest-bearing and payable on demand. As of December 31, 2024, the outstanding amount due to the related party was $131,602.

MAYWOOD ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units (including the securities contained therein), and any securities that may be issued upon conversion of Working Capital Loans (if any) will be entitled to registration rights pursuant to a registration rights agreement. This agreement requires the Company to register such securities for resale. In the case of the Founder Shares, registration rights will apply only after they are converted into Class A ordinary shares.

The holders of these securities are entitled to make up to three demands, excluding short-form demands, to register such securities. In addition, these holders will have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 1,125,000 additional Units at the Proposed Public Offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters will be entitled to a cash underwriting discount of $0.25 per Unit, or $1,875,000 in the aggregate (or up to $2,156,250 if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering.

In addition, the underwriters are entitled to a deferred underwriting commission of $0.40 per Unit, or $3,000,000 in the aggregate (or up to $3,450,000 if the underwriters’ over-allotment option is exercised in full). Deferred commissions will be payable solely from amounts remaining in the Trust Account following properly submitted shareholder redemptions and less any funds required to be repaid to non-redeeming shareholders upon consummation of the initial Business Combination. The deferred fee will be paid to the underwriters only in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share. At December 31, 2024, there were no Class A ordinary shares issued or outstanding. The Company’s Class A ordinary shares to be issued in the Proposed Public Offering are considered conditionally redeemable shares and will be classified as temporary equity in accordance with ASC 480.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law; provided that prior to the closing of a Business Combination, only holders of Class B ordinary shares have the right to vote on the appointment or removal of directors and on continuing the Company in a jurisdiction outside the Cayman Islands.

On June 1, 2024, the Sponsor purchased 8,050,000 Founder Shares for an aggregate purchase price of $25,000. On December 19, 2024, the Sponsor forfeited 5,031,250 Founder Shares for no consideration, leaving 3,018,750 Founder Shares outstanding. Additionally, 393,750 Founder Shares remain subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised in full.

The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain anti-dilution adjustments. These adjustments ensure that the aggregate number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal approximately 26% of the total number of ordinary shares outstanding upon completion of the Proposed Public Offering, excluding certain equity-linked securities issued in connection with a Business Combination.

MAYWOOD ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDER’S EQUITY (CONTINUED)

Rights — Each Unit issued in the Proposed Public Offering includes one right, entitling the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a Business Combination. Rights will convert only upon the completion of a Business Combination and will expire worthless if the Company fails to consummate a Business Combination within the required timeframe. Holders of rights may not receive fractional shares. Instead, rights must be held in multiples of five to receive a whole Class A ordinary share, and any rights not sufficient to form a full share will expire worthless.

The rights are classified as equity in accordance with ASC 815, as they are indexed to the Company’s own stock and do not require cash settlement. The fair value of the rights is included in the allocation of proceeds from the Units issued in the Proposed Public Offering.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March, the date that the financial statements were available to be issued. Based upon this review, other than as described within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

The registration statement for Maywood Acquisition Corp. (the “Company”) became effective on February 12, 2025. On February 14, 2025, the Company consummated the IPO of 8,625,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including 1,125,000 Units subject to the underwriters’ over-allotment option, generating gross proceeds of $86,250,000, which is described in Note 3. Simultaneously, the Company completed the sale of 265,625 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Maywood Sponsor, LLC and the underwriters, generating gross proceeds of $2,656,250.

