Form 10-Q
period 2025-03-31
Maywood Acquisition Corp.
filed 2025-05-13
CIK 2028355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-42518

MAYWOOD ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

418 Broadway, #6441, Albany, NY	12207
(Address of principal executive offices)	(Zip code)

(718) 974-6945

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 13, 2025, the registrant had 11,909,375 Class A ordinary shares, par value $0.0001 per share, and 3,018,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I - Financial Information

Item 1 – Financial Statements

MAYWOOD ACQUISITION CORP.

BALANCE SHEET

	March 31, 2025	December 31, 2024
	(Unaudited)	Audited
Assets
Cash and cash equivalent	$504,566	$-
Prepaid expenses	85,753
Deferred offering costs associated with proposed public offering	-	131,602
Total current assets	590,319	131,602
Marketable securities held in trust account	86,667,209	-
Total Assets	$87,257,528	$131,602

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$16,537	$3,124
Due to related party	2,501	111,190
Total current liabilities	19,038	114,314

Deferred underwriting fee	3,450,000	-
Sponsor Loan Payable	500,000	-
Total Non-Current Liabilities	3,950,000	-

Total Liabilities	3,969,038	114,314
Commitments
Class A ordinary shares, $0.0001 par value; 8,625,000 shares subject to possible redemption at $10.05 per share as of March 31, 2025 (zero as of December 31, 2024)	86,667,209	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding		-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 265,625 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of March 31, 2025 and zero shares issued and outstanding as of December 31, 2024	27	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,018,750 shares issued and outstanding (1)	302	302
Additional paid-in capital		24,698
Accumulated deficit	(3,379,047)	(7,712)
Total Shareholders’ Deficit	(3,378,718)	17,288
Total Liabilities, and Shareholders’ Deficit	$87,257,528	$131,602

(1) Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2025 (unaudited)

Formation and operating costs	$40,423

Loss from Operations	(40,423)
Other Income:
Interest earned on investments held in trust account	417,209
Interest Income	3,151
Total other income	420,360

Net Income	$379,937

Weighted average shares outstanding of Class A redeemable ordinary shares	4,360,955
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05
Weighted average shares outstanding of Class A non-redeemable ordinary shares	14
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.05
Weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	3,018,750
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05

(1) Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 5).

(2) The Company was incorporated on May 31, 2024. As such, no comparative prior period financial information is presented.

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	-	-	3,018,750	$302	$24,698	$(7,712)	$17,288
Sale of private placement units	265,625	$27	-	-	2,656,223	-	2,656,250
Fair value of rights included in public units	-	-	-	-	7,848,750	-	7,848,750
Allocated value of offering costs to ordinary shares	-	-	-	-	(547,364)	-	(547,364)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(9,982,308)	(3,334,064)	(13,316,372)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(417,209)	(417,209)
Net Income	-	-	-	-	-	379,937	379,937
Balance - March 31, 2025 (Unaudited)	265,625	27	3,018,750	$302	$-	$(3,379,047)	$(3,378,718)

(1) Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$379,937
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(417,209)
Changes in operating assets and liabilities:
Prepaid Expenses	(85,753)
Deferred offering costs associated with proposed public offering	-
Accounts payable and accrued expenses	13,413
Related party payable	(108,689)
Net cash used in operating activities	(218,301)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(86,250,000)
Net cash provided by investing activities	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-
Proceeds received from the initial public offering, gross	86,250,000
Proceeds received from private placement	2,656,250
Proceeds from Sponsor Loan	500,000
Offering costs paid	(2,433,382)
Net cash provided by financing activities	86,972,867

Net increase in cash	504,566
Cash - beginning of the period	-
Cash - ending of the period	$504,566

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs included in Related party payable balance	$140,000
Proceeds allocated to public rights	$7,848,750
Allocation of offering costs to ordinary shares subject to redemption	$5,467,622
Remeasurement adjustment on ordinary shares subject to possible redemption	$13,316,372
Subsequent measurement of ordinary shares subject to possible redemption	$417,209
Deferred underwriting commissions	$3,450,000
Reclassification of value for Class A ordinary shares	$86,250,000

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through March 31, 2025, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for Maywood Acquisition Corp. (the “Company”) became effective on February 13, 2025. On February 14, 2025, the Company consummated its initial public offering (“IPO”) of 7,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $75,000,000, which is described in Note 3. Simultaneously, the Company completed the sale of 265,625 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Maywood Sponsor, LLC (the “Sponsor”) and the underwriters.

Additionally, on February 14, 2025, the underwriters fully exercised their over-allotment option, purchasing an additional 1,125,000 Units, generating additional gross proceeds of $11,250,000. As a result, the total gross proceeds from the IPO and over-allotment reached $86,250,000.

Simultaneously with the closing of the IPO, pursuant to the Sponsor’s promissory note (the “Sponsor Note”), the Sponsor loaned $500,000 to the Company (the “Sponsor Loan”) at no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account (described below) and will be used to fund the redemption of public shares in connection with the Company’s initial business combination. The Sponsor Loan will be repaid upon the consummation of the Company’s initial business combination. The Sponsor Loan is not convertible into any securities of the Company. In the event the Company does not complete a business combination, the Sponsor has waived any claims against the Trust Account with respect to the Sponsor Loan.

Transaction costs amounted to $6,014,985, consisting of $2,156,250 of underwriting fees (excluding proceeds of $1,406,250 from underwriter’s purchase of Units), $3,450,000 of deferred underwriting commission and $408,735 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

Business Combination

The Company will have 15 months from the closing of this offering (or up to 18 months if a definitive agreement for a business combination is signed within 15 months but not yet consummated) to complete a business combination. If the Company fails to complete a business combination within this period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $86,250,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement and  Sponsor loan were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend amended and restated memorandum and articles of association (A) to modify the substance or timing of obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if initial Business Combination is not completed within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the completion window, from the closing of Initial Public Offering, return of the funds held in the trust account to public shareholders as part of redemption of the public shares.

The Nasdaq listing rules require that initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). Management may, however, structure an initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company is required to provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

All of the Class A ordinary shares sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with SEC guidance on redeemable equity instruments, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, initial shareholders, directors and officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a Business Combination.

Going Concern Consideration

As of March 31, 2025, the Company had $504,566 in its operating bank account, and working capital of $571,281. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had $504,566 and zero in cash, respectively. The Company did not have any cash equivalents as of March 31, 2025 or December 31, 2024.

Cash held in Trust Account

As of March 31, 2025, the Company had $86,667,209 in cash held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of March 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet, as summarized in the following table:

Public offering proceeds	$86,250,000
Less:
Proceeds allocated to public rights	$(7,848,750)
Allocation of offering costs related to redeemable shares	$(5,467,622)
Add:
Accretion of carrying value to redemption value	13,316,372
Ordinary shares subject to possible redemption	$86,250,000
Add:
Subsequent measurement of ordinary shares subject to possible redemption	417,209
Ordinary shares subject to possible redemption	$86,667,209

The Class B ordinary shares are classified as a component of stockholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance

Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception) through March 31, 2025.

Net Income Per Common Share

Net Income per common share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted loss per common share is the same as basic loss per common share for the period presented.

	For the three months ended March 31, 2025
	Class A	Class A Non-Redeemable
Particulars	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$224,519	$155,418

Denominators:
Weighted average shares outstanding	4,360,955	3,018,764
Basic and diluted net income (loss) per share	$0.05	$0.05

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

·

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$86,667,209	$86,667,209	$—	$—

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

The adoption of this ASU required the Company to provide additional disclosure, but otherwise it does not materially impact the accompanying financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering (“IPO”), the Company sold 7,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company's initial business combination. Five Public Rights will entitle the holder to receive one Class A ordinary share (see Note 7). The Company will not issue fractional shares, so unless a holder purchased Units in multiples of five, such holder will not be able to receive or trade the fractional shares underlying the rights.

The Company also granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units to cover over-allotments, which was fully exercised on February 14, 2025, generating additional gross proceeds of $11,250,000.

NOTE 4 – PRIVATE PLACEMENT

 The Sponsor and underwriters purchased an aggregate of 265,625 Private Placement Units at a price of $10.00 per Unit, for a total purchase price of $2,656,250, in a private placement that occurred simultaneously with the closing of the IPO.

Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a Business Combination.

The Private Placement Units are identical to the Units sold in the IPO, except that they are subject to certain transfer restrictions. A portion of the proceeds from the sale of the Private Placement Units was added to the IPO proceeds and deposited into the Trust Account.

If the Company does not complete a Business Combination within the Combination Period (15 months, or up to 18 months if extended), the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to applicable law), and the securities included in the Private Placement Units will expire worthless.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2024, the Company approved the acquisition by the Sponsor of an aggregate of 8,050,000 Class B ordinary shares of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On December 19, 2024, the Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Founder Shares outstanding. Additionally, up to 420,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised. Since the underwriters fully exercised the over-allotment option, no Founder Shares were forfeited, and the total Founder Shares outstanding remain at 3,018,750.

Administrative Services Agreement

On February 14, 2025, the Company entered into an agreement with the Sponsor stipulating that commencing on February 15, 2025 and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $1,667 per month for office space, utilities, and secretarial and administrative support. As of March 31, 2025, the Company incurred $2,501 of administrative services fees which was included due to related party in the accompanying balance sheet. (Nill in 2024)

Due to related party

As of February 14, 2025, the Sponsor and its affiliates had paid an aggregate of $140,000 on behalf of the Company for offering-related costs and formation expenses. These payments were made prior to and in connection with the Company’s IPO and were settled through an offset against the Sponsor Loan. The amount paid by the Sponsor on behalf of the Company is included within due to related party on the Company’s balance sheet as of December 31, 2024, and was fully settled by February 14, 2025.

Sponsor Loan

In connection with the closing of the IPO, the Sponsor loaned the Company $500,000 pursuant to a non-interest bearing promissory note (the “Sponsor Loan”). Some of the proceeds from the Sponsor Loan were deposited into the Trust Account to fund redemptions of public shares in connection with the Company’s initial business combination. The Sponsor Loan is expected to be repaid upon the consummation of the Company’s initial business combination. In the event a business combination is not completed, the Sponsor has waived any claim to repayment from the Trust Account. The Sponsor Loan is not convertible into any securities of the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units at the IPO price, less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters fully exercised this option, bringing the total number of Units sold in the IPO to 8,625,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.25 per Unit, or $2,156,250 in total, payable upon the closing of the IPO.

In addition, the underwriters are entitled to a deferred underwriting commission of $0.40 per Unit, or $3,450,000 in total. The deferred underwriting commission will be payable solely from amounts remaining in the Trust Account following properly submitted shareholder redemptions, less any funds required to be repaid to non-redeeming shareholders upon consummation of the initial Business Combination. The deferred fee will be paid to the underwriters only if the Company successfully completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of March 31, 2025, the Company had 8,890,625 Class A ordinary shares issued and outstanding, consisting of 8,625,000 Class A ordinary shares sold as part of the units in the IPO (including 1,125,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option), and 265,625 Class A ordinary shares issued in connection with the sale of private placement units to the Sponsor and the underwriters. The Class A ordinary shares sold in the IPO are subject to possible redemption and are classified as temporary equity in accordance with ASC 480-10-S99. The Class A ordinary shares included in the private placement units are not subject to redemption and are classified as permanent equity. Each unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of the Company’s initial business combination. Only whole shares will be issued in exchange for rights; fractional shares will be forfeited.

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

On June 1, 2024, Sponsor purchased 8,050,000 Class B ordinary shares (Founder Shares) for an aggregate purchase price of $25,000. On December 19, 2024, the Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Class B ordinary shares outstanding as of March 31, 2025.

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

Rights — Each unit sold in the Initial Public Offering includes one right, entitling the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial business combination. As of March 31, 2025, there were 8,625,000 public rights issued in connection with the Initial Public Offering and 265,625 private rights included in the private placement units purchased by the Sponsor and underwriters. Fractional shares will not be issued, and holders must hold rights in multiples of five to receive a full Class A ordinary share. Any rights not exchangeable into a whole share will expire worthless. The rights are classified as equity in accordance with ASC 815, as they are indexed to the Company’s own stock and do not require cash settlement. The gross proceeds of the Initial Public Offering were allocated to the public rights based on relative value, with $7,848,750 recorded in shareholders’ equity related to the rights on February 14, 2025. The rights are not remeasured to fair value on a recurring basis.

Except in circumstances where the Company is not the surviving entity in a business combination, the rights will automatically convert into Class A ordinary shares at the closing of the initial business combination. If the Company is not the surviving entity, each holder of a right will be required to affirmatively convert their rights in order to receive the applicable Class A ordinary shares. If the Company fails to consummate a business combination within the prescribed time frame, the rights will expire worthless, and holders will not be entitled to receive any distribution from the Trust Account or other Company assets in respect of such right

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officers, who collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and dividend earned on investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation and operational costs. The CODM reviews dividend earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, other than noted below.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Maywood Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Maywood Acquisition Corp. (the “Company”) is a blank check company incorporated on May 31, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2025, the Company had not yet commenced operations. All activity since inception through March 31, 2025, relates to the Company’s formation, its initial public offering (the “IPO”), and the identification and evaluation of prospective target businesses for a Business Combination. The Company will not generate any operating revenues until the completion of a Business Combination. The Company generates non-operating income in the form of interest earned on the funds held in the Trust Account. The Company has selected December 31 as its fiscal year end.

Initial Public Offering and Private Placement

The Company’s registration statement for its initial public offering (the “IPO”) was declared effective on February 13, 2025. On February 14, 2025, the Company consummated the IPO of 8,625,000 units, including 1,125,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per unit, generating gross proceeds of $86,250,000.

Simultaneously with the closing of the IPO, the Company completed a private placement of 265,625 units (the “Private Placement Units”) at a price of $10.00 per unit, generating gross proceeds of $2,656,250. Additionally, the Sponsor provided a non-interest bearing loan of $500,000 pursuant to a promissory note (the “Sponsor Loan”), which is expected to be repaid upon the consummation of a Business Combination.

A total of $86,250,000, comprised of proceeds from the IPO, a portion of the private placement, and a portion of the Sponsor Loan, was deposited into a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. These funds will be used to fund redemptions of public shares upon the completion of a Business Combination or the liquidation of the Company if a Business Combination is not completed within the required timeframe. The remaining proceeds are held outside the Trust Account and are available to fund working capital needs.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash of $504,566 held outside the Trust Account and working capital of $571,281. Cash used in operating activities for the three months ended March 31, 2025 was $218,301. This consisted primarily of changes in operating assets and liabilities and interest income earned on Trust Account funds. The Company intends to use the funds held outside the Trust Account to fund ongoing operations including identifying, evaluating, and conducting due diligence on potential Business Combination candidates.

The Company believes that the available funds held outside the Trust Account as of March 31, 2025, will be sufficient to operate for at least the next 12 months. However, if the Company’s estimates of the costs of identifying and completing a Business Combination prove to be inaccurate, or interest income is lower than expected, additional funding might be required. Such funding may be provided through loans from the Sponsor or other related parties, although there is no assurance that such funding will be available.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has determined that if a Business Combination is not consummated within the required timeframe, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended March 31, 2025, the Company reported net income of $379,937. This was comprised primarily of $417,209 in interest earned on investments held in the Trust Account and $3,151 of the interest income received on the Cash held outside the trust account, offset by $40,423 in formation and operating costs.

The Company did not have any operations or financial activity prior to May 31, 2024 (its inception date), and thus no prior period comparative information is presented.

Contractual Obligations

Administrative Services Agreement

On February 14, 2025, the Company entered into an agreement to pay its Sponsor a monthly fee of $1,667 for office space and administrative support services. For the quarter ended March 31, 2025, the Company incurred $2,501 under this agreement.

Sponsor Loan

In connection with the IPO, the Sponsor loaned $500,000 to the Company under a non-interest bearing, non-convertible promissory note. The loan is expected to be repaid upon the consummation of a Business Combination. If no Business Combination occurs, the Sponsor has waived any claim against the Trust Account for repayment.

Deferred Underwriting Fee

The underwriters are entitled to a deferred fee of $3,450,000, which will only become payable upon the successful completion of a Business Combination.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Significant estimates include the fair value measurements of the assets held in trust and the carrying value of Class A ordinary shares subject to possible redemption. The Company’s management evaluates these estimates on an ongoing basis. Actual results could differ from those estimates. As of March 31, 2025, the Company has not identified any critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard enhances interim and annual segment disclosures, requiring reporting of significant segment expenses and additional insights into the measures used by the chief operating decision maker (“CODM”) to assess performance. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

The Company has determined that it operates in a single operating segment and the CODM reviews financial results on a consolidated basis. As such, the adoption of ASU 2023-07 does not have a material impact on the Company's financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosure of income taxes paid and disaggregated effective tax rate reconciliations. This standard is effective for public companies for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU but does not expect it to materially affect its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, it was concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were [not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.]

Management’s Report on Internal Controls Over Financial Reporting

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer and accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As on March 31, 2025, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYWOOD ACQUISITION CORP.

Dated: May 13, 2025	By.	/s/ Zikang Wu
Zikang Wu
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

