Form 10-Q
period 2025-06-30
Maywood Acquisition Corp.
filed 2025-08-11
CIK 2028355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 11,909,375 Class A ordinary shares, par value $0.0001 per share, and 3,018,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I - Financial Information

Item 1 – Financial Statements

MAYWOOD ACQUISITION CORP.

BALANCE SHEET

	June 30, 2025	December 31, 2024
	(Unaudited)	Audited
Assets
Cash and cash equivalent	$496,072	$-
Prepaid expenses	60,802
Deferred offering costs associated with proposed public offering	-	131,602
Total current assets	556,874	131,602
Marketable securities held in trust account	87,570,794	-
Total Assets	$88,127,668	$131,602

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$16,010	$3,124
Due to related party	7,501	111,190
Total current liabilities	23,511	114,314

Deferred underwriting fee	3,450,000	-
Sponsor Loan Payable	500,000	-
Total Non-Current Liabilities	3,950,000	-

Total Liabilities	3,973,511	114,314
Commitments
Class A ordinary shares, $0.0001 par value; 8,625,000 shares subject to possible redemption at $10.15 per share as of June 30, 2025 (zero as of December 31, 2024)	87,570,794	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 265,625 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of June 30, 2025 and zero shares issued and outstanding as of December 31, 2024	27	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,018,750 shares issued and outstanding (1)	302	302
Additional paid-in capital	-	24,698
Accumulated deficit	(3,416,965)	(7,712)
Total Shareholders’ Deficit	(3,416,636)	17,288
Total Liabilities, and Shareholders’ Deficit	$88,127,668	$131,602

(1) Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended	For the Period from May 31 (inception) to	For the Period from May 31 (inception) to
	June 30, 2025	June 30, 2025	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$46,942	$87,365	$7,322	$7,322

Loss from Operations	(46,942)	(87,365)	(7,322)	(7,322)
Other Income:
Interest earned on investments held in trust account	903,585	1,320,794	-	-
Interest Income	4,868	8,019	-	-
Total other income	908,453	1,328,813	-	-

Net Income	$861,511	$1,241,448	$(7,322)	$(7,322)

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	6,480,663	0	4,360,955
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.07	$0.13	$-	$-
Weighted average shares outstanding of Class A non-redeemable ordinary shares	265,625	200,694	0	14
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.07	$0.13	$-	$-
Weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	3,018,750	3,018,750	2,683,333	1,371,154
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.07	$0.13	$(0.00)	$(0.01)

(1) Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the THREE AND SIX MONTHS ENDED JUNE 30, 2025 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024 (Audited)	-	-	3,018,750	$302	$24,698	$(7,712)	$17,288
Sale of private placement units	265,625	$27	-	-	2,656,223	-	2,656,250
Fair value of rights included in public units	-	-	-	-	7,848,750	-	7,848,750
Allocated value of offering costs to ordinary shares	-	-	-	-	(547,364)	-	(547,364)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(9,982,308)	(3,334,064)	(13,316,372)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(417,209)	(417,209)
Net Income	-	-	-	-	-	379,937	379,937
Balance - March 31, 2025 (Unaudited)	265,625	$27	3,018,750	$302	$-	$(3,379,047)	$(3,378,718)
Adjustment in allocated value of offering costs to ordinary shares	-	-	-	-	-	4,156	4,156
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(903,585)	(903,585)
Net Income	-	-	-	-	-	861,511	861,511
Balance – June 30, 2025 (Unaudited)	265,625	$27	3,018,750	$302	-	$(3,416,965)	$(3,416,636)

FOR THE PERIOD FROM MAY 31, 2024 (INCEPTION) TO JUNE 30, 2024 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 31, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder (1)	-	-	8,050,000	805	24,195	-	25,000
Net Income	-	-	-	-	-	(7,322)	(7,322)
Balance - June 30, 2024 (Unaudited)	-	-	8,050,000	$805	$24,195	$(7,322)	$32,322

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Period from May 31 (inception) to June 30, 2024
Cash Flows from Operating Activities:
Net income	$1,241,448	$(7,322)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(1,320,794)
Changes in operating assets and liabilities:
Prepaid Expenses	(60,802)
Deferred offering costs associated with proposed public offering	-	(27,500)
Accounts payable and accrued expenses	12,886	1,322
Related party payable	(103,689)	8,500
Net cash used in operating activities	(230,951)	(25,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(86,250,000)	-
Net cash provided by investing activities	(86,250,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from the initial public offering, gross	86,250,000
Proceeds received from private placement	2,656,250
Proceeds from Sponsor Loan	500,000
Offering costs paid	(2,429,226)
Net cash provided by financing activities	86,977,023	25,000

Net increase in cash	496,072	-
Cash - beginning of the period	-	-
Cash - ending of the period	$496,072	$-

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs included in Related party payable balance	$140,000	-
Proceeds allocated to public rights	7,848,750	-
Allocation of offering costs to ordinary shares subject to redemption	5,467,622	-
Remeasurement adjustment on ordinary shares subject to possible redemption	13,316,372	-
Subsequent measurement of ordinary shares subject to possible redemption	417,209	-
Deferred underwriting commissions	3,450,000	-
Reclassification of value for Class A ordinary shares	$86,250,000	-

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through June 30, 2025, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $6,010,829, consisting of $2,156,250 of underwriting fees (excluding proceeds of $1,406,250 from underwriter’s purchase of Units), $3,450,000 of deferred underwriting commission and $404,579 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

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

Going Concern Consideration

As of June 30, 2025, the Company had $496,072 in its operating bank account, and working capital of $533,363. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $496,072 and zero in cash, respectively. The Company did not have any cash equivalents as of June 30, 2025 or December 31, 2024.

Cash held in Trust Account

As of June 30, 2025, the Company had $87,570,794 in cash held in the Trust Account.

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

Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet, as summarized in the following table:

Public offering proceeds	$86,250,000
Less:
Proceeds allocated to public rights	$(7,848,750)
Allocation of offering costs related to redeemable shares	$(5,463,844)
Add:
Accretion of carrying value to redemption value	13,312,594
Ordinary shares subject to possible redemption	$86,250,000
Add:
Subsequent measurement of ordinary shares subject to possible redemption	1,320,794
Ordinary shares subject to possible redemption	$87,570,794

The Class B ordinary shares are classified as a component of stockholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance

Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception) through June 30, 2025.

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

	For the three months ended June 30, 2025		For the six months ended June 30, 2025
	Class A	Class A Non-Redeemable	Class A	Class A Non-Redeemable
Particulars	Redeemable	and Class B	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$623,923	$237,588	$829,414	$412,034

Denominators:
Weighted average shares outstanding	8,625,000	3,284,375	6,480,663	3,219,444
Basic and diluted net income (loss) per share	$0.07	$0.07	$0.13	$0.13

	For the three months ended June 30, 2024		For the six months ended June 30, 2024
	Class A	Class A Non-Redeemable	Class A	Class A Non-Redeemable
Particulars	Redeemable	and Class B	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$-	$(7,322)	$-	$(7,322)

Denominators:
Weighted average shares outstanding	-	2,682,333	-	1,334,254
Basic and diluted net income (loss) per share	$-	$(0.00)	$-	$(0.01)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$87,570,794	$87,570,794	$—	$—
Cash and cash equivalent	$496,072	$496,072	$—	$—

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

NOTE 4 – PRIVATE PLACEMENT

The Sponsor and underwriters purchased an aggregate of 262,500 Private Placement Units at a price of $10.00 per Unit, for a total purchase price of $2,625,000, in a private placement that occurred simultaneously with the closing of the IPO.

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

Administrative Services Agreement

On February 14, 2025, the Company entered into an agreement with the Sponsor stipulating that commencing on February 15, 2025 and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $1,667 per month for office space, utilities, and secretarial and administrative support. As of June 30, 2025, the Company incurred $7,502 of administrative services fees which was included due to related party in the accompanying balance sheet. (Nill in 2024)

Due to related party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

NOTE 7 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of June 30, 2025, the Company had 8,890,625 Class A ordinary shares issued and outstanding, consisting of 8,625,000 Class A ordinary shares sold as part of the units in the IPO (including 1,125,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option), and 265,625 Class A ordinary shares issued in connection with the sale of private placement units to the Sponsor and the underwriters. The Class A ordinary shares sold in the IPO are subject to possible redemption and are classified as temporary equity in accordance with ASC 480-10-S99. The Class A ordinary shares included in the private placement units are not subject to redemption and are classified as permanent equity. Each unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of the Company’s initial business combination. Only whole shares will be issued in exchange for rights; fractional shares will be forfeited.

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

On June 1, 2024, Sponsor purchased 8,050,000 Class B ordinary shares (Founder Shares) for an aggregate purchase price of $25,000. On December 19, 2024, the Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Class B ordinary shares outstanding as of June 30, 2025.

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

As of June 30, 2025, the Company had not yet commenced operations. All activity since inception through June 30, 2025, relates to the Company’s formation, its initial public offering (the “IPO”), and the identification and evaluation of prospective target businesses for a Business Combination. The Company will not generate any operating revenues until the completion of a Business Combination. The Company generates non-operating income in the form of interest earned on the funds held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash of $496,072 held outside the Trust Account and working capital of $509,852. Cash used in operating activities for the six months ended June 30, 2025 was $230,951. This consisted primarily of changes in operating assets and liabilities and interest income earned on Trust Account funds. The Company intends to use the funds held outside the Trust Account to fund ongoing operations including identifying, evaluating, and conducting due diligence on potential Business Combination candidates.

The Company believes that the available funds held outside the Trust Account as of June 30 2025, will be sufficient to operate for at least the next 12 months. However, if the Company’s estimates of the costs of identifying and completing a Business Combination prove to be inaccurate, or interest income is lower than expected, additional funding might be required. Such funding may be provided through loans from the Sponsor or other related parties, although there is no assurance that such funding will be available.

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

Results of Operations

For the three months ended June 30, 2025, the Company reported net income of $861,511. This was comprised primarily of $903,585 in interest earned on investments held in the Trust Account and $4,868 of the interest income received on the Cash held outside the trust account, offset by $46,942 in formation and operating costs.

For the six months ended June 30, 2025, the Company reported net income of $1,241,448. This was comprised primarily of $1,320,794 in interest earned on investments held in the Trust Account and $8,019 of the interest income received on the Cash held outside the trust account, offset by $87,365 in formation and operating costs.

For the period from May 31, 2024 (inception date) to June 30, 2024, the Company reported net loss of $7,322. This was comprised primarily of formation and operating cost.

Contractual Obligations

Administrative Services Agreement

On February 14, 2025, the Company entered into an agreement to pay its Sponsor a monthly fee of $1,667 for office space and administrative support services. For the quarter ended June 30, 2025, the Company incurred $7,502 under this agreement.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Significant estimates include the fair value measurements of the assets held in trust and the carrying value of Class A ordinary shares subject to possible redemption. The Company’s management evaluates these estimates on an ongoing basis. Actual results could differ from those estimates. As of June 30, 2025, the Company has not identified any critical accounting estimates.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon such evaluation, it was concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

As on June 30, 2025, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

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

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

MAYWOOD ACQUISITION CORP.

Dated: August 11, 2025	By.	/s/ Zikang Wu
Zikang Wu
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

