Form 10-Q
period 2025-09-30
Maywood Acquisition Corp.
filed 2025-11-12
CIK 2028355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-42518

MAYWOOD ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

167 Madison Ave, Suite 205 #1017, New York, NY	10016
(Address of principal executive offices)	(Zip code)

(212) 476-6908

(Issuer’s telephone number including area code)

418 Broadway, #6441, Albany, NY 12207

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

As of November 12, 2025, the registrant had 10,919,375 Class A ordinary shares, par value $0.0001 per share, and 990,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INDEX
Part I - Financial Information	1

Item 1 – Financial Statements	1

Condensed Balance Sheet as of September 30, 2025 (Unaudited) and December 31, 2024	1

Condensed Statements of Operations for the three and nine months ended September 30, 2025, three months ended September 30, 2024 and for the Period from May 31, 2024 (Inception) Through September 30, 2024 (Unaudited)	2

Condensed Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025, three months ended September 30, 2024 and for the Period from May 31, 2024 (Inception) Through September 30, 2024 (Unaudited)	3

Condensed Statement of Cash Flows for the nine months ended September 30, 2025 and for the Period from May 31, 2024 (Inception) Through September 30, 2024 (Unaudited)	4

Notes to Condensed Financial Statements (Unaudited)	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 5 – Other Information	20

Item 6 – Exhibits	21

Signatures	22

i

Part I - Financial Information

Item 1 – Interim Financial Statements

MAYWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEET

	September 30, 2025	December 31, 2024
	(Unaudited)	Audited
Assets
Cash and cash equivalent	$289,580	$-
Prepaid expenses	60,506
Deferred offering costs associated with initial public offering	-	131,602
Total current assets	350,086	131,602
Marketable securities held in trust account	88,485,688	-
Total Assets	$88,835,774	$131,602

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$660,725	$3,124
Due to related party	-	111,190
Total current liabilities	660,725	114,314

Deferred underwriting fee	3,450,000	-
Sponsor Loan Payable	500,000	-
Total non-current liabilities	3,950,000	-

Total Liabilities	4,610,725	114,314
Commitments
Class A ordinary shares, $0.0001 par value; 8,625,000 shares subject to possible redemption at $10.26 per share as of September 30, 2025 (zero as of December 31, 2024)	88,485,688	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,294,375 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of September 30, 2025 and zero shares issued and outstanding as of December 31, 2024	230	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 990,000 shares issued and outstanding (1)	99	302
Additional paid-in capital	-	24,698
Accumulated deficit	(4,260,968)	(7,712)
Total Shareholders’ Deficit	(4,260,639)	17,288
Total Liabilities, and Shareholders’ Deficit	$88,835,774	$131,602

(1) December 31, 2024 includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAYWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period from May 31, 2024 (inception) to
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$859,045	$365	$946,410	$7,687
Loss from Operations	(859,045)	(365)	(946,410)	(7,687)
Other Income:
Forgiveness of debt	12,502	-	12,502	-
Interest earned on marketable securities held in trust account	914,894	-	2,235,688	-
Interest Income	2,540	-	10,559	-
Total other income	929,936	-	2,258,749	-
Net Income (loss)	$70,891	$(365)	$1,312,339	$(7,687)

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	-	7,203,297	-
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.01	$-	$0.13	$-
Weighted average shares outstanding of Class A non-redeemable ordinary shares	728,709	-	377,898	-
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.01	$-	$0.13	$-
Weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	2,566,427	7,000,000	2,855,261	7,000,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.01	$-	$0.13	$-

(1) Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAYWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024 (Audited)	-	-	3,018,750	$302	$24,698	$(7,712)	$17,288
Sale of private placement units	265,625	$27	-	-	2,656,223	-	2,656,250
Fair value of rights included in public units	-	-	-	-	7,848,750	-	7,848,750
Allocated value of offering costs to ordinary shares	-	-	-	-	(547,364)	-	(547,364)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(9,982,308)	(3,334,064)	(13,316,372)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(417,209)	(417,209)
Net Income	-	-	-	-	-	379,937	379,937
Balance - March 31, 2025 (Unaudited)	265,625	27	3,018,750	302	-	(3,379,047)	(3,378,718)
Adjustment in allocated value of offering costs to ordinary shares	-	-	-	-	-	4,156	4,156
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(903,585)	(903,585)
Net Income	-	-	-	-	-	861,511	861,511
Balance – June 30, 2025 (Unaudited)	265,625	27	3,018,750	302	-	(3,416,965)	(3,416,636)
Conversion of Class B shares to Class A shares	2,028,750	203	(2,028,750)	(203)	-	-	-
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(914,894)	(914,894)
Net Income	-	-	-	-	-	70,891	70,891
Balance – September 30, 2025 (Unaudited)	2,294,375	$230	990,000	$99	$-	$(4,260,968)	$(4,260,639)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MAY 31, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 31, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	8,050,000	805	24,195	-	25,000
Net loss	-	-	-	-	-	(7,322)	(7,322)
Balance - June 30, 2024 (Unaudited)	-	-	8,050,000	805	24,195	(7,322)	17,678
Net loss	-	-	-	-	-	(365)	(365)
Balance - September 30, 2024 (Unaudited)	-	$-	8,050,000	$805	$24,195	$(7,687)	$17,313

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAYWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from May 31, 2024 (inception) to September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,312,339	$(7,687)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(2,235,688)
Changes in operating assets and liabilities:
Prepaid Expenses	(60,506)	-
Accounts payable and accrued expenses	657,601	3,124
Related party payable	(111,190)	(114,602)
Net cash used in operating activities	(437,444)	(119,165)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(86,250,000)	-
Net cash used in investing activities	(86,250,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from the initial public offering, gross	86,250,000
Proceeds received from private placement	2,656,250
Proceeds from Sponsor Loan	500,000	94,165
Offering costs paid	(2,429,226)
Net cash provided by financing activities	86,977,024	119,165

Net increase in cash	289,580	-
Cash - beginning of the period	-	-
Cash - ending of the period	$289,580	$-

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs included in Related party payable balance	$131,602	$-
Proceeds allocated to public rights	$7,848,750	$-
Allocation of offering costs to ordinary shares subject to redemption	$5,467,622	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$13,316,372	$-
Subsequent measurement of ordinary shares subject to possible redemption	$2,235,688	$-
Deferred underwriting commissions	$3,450,000	$-
Reclassification of value for Class A ordinary shares	$86,250,000	$-
Conversion of Class B shares to Class A shares	$203	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAYWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through September 30, 2025, relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the IPO, the Company’s search for a prospective business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for Maywood Acquisition Corp. (the “Company”) became effective on February 12, 2025. On February 14, 2025, the Company consummated its initial public offering of 7,500,000 units (“Units”), generating gross proceeds of $75,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination (the “Public Rights).Additionally, on February 14, 2025, the underwriters fully exercised their over-allotment option, purchasing an additional 1,125,000 Units, generating additional gross proceeds of $11,250,000. As a result, the total gross proceeds from the IPO and over-allotment reached $86,250,000. Simultaneously with the closing of the IPO and over-allotment, the Company completed the sale of 265,625 Units (the “Private Placement Units”, and such sale, the “Private Placement”) at a price of $10.00 per Private Placement Unit in a private placement to Maywood Sponsor, LLC (the “Prior Sponsor”) and the representatives of the underwriters. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination (the “Private Rights”, and together with the Public Rights, the “Rights”).

Simultaneously with the closing of the IPO, pursuant to the Prior Sponsor’s promissory note (the “Sponsor Note”), the Prior Sponsor loaned $500,000 to the Company (the “Sponsor Loan”) at no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account (defined below). The Sponsor Loan will be repaid upon the consummation of the Company’s initial business combination. The Sponsor Loan is not convertible into any securities of the Company. In the event the Company does not complete a business combination, the Sponsor Loan will only be repaid using funds held outside of the Trust Account.

Transaction costs of the IPO amounted to $6,010,829, consisting of $2,156,250 of underwriting fees (excluding proceeds of $1,406,250 from underwriter’s purchase of Private Placement Units), $3,450,000 of deferred underwriting commission and $404,579 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

Business Combination

The Company’s amended and restated memorandum and articles of association (the “Articles”) and the prospectus for its IPO provide that the Company will have 15 months from the closing its IPO (or up to 18 months if a definitive agreement for a business combination is signed within 15 months but not yet consummated) to complete a business combination (the “completion window”). If the Company fails to complete a business combination within this period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As described in more detail in Note 9, Subsequent Events, on October 13, 2025, the Company entered into a definitive agreement for its initial business combination with GOWell Technology Limited (the “GOWell Business Combination”). Accordingly, the Company has until August 14, 2026, or 18 months after the closing of the IPO, to complete its initial business combination.

The Trust Account

Upon the closing of the IPO and the Private Placement, $86,250,000 ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement and Sponsor Loan were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in in either (i) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, and/or in any open ended investment company registered under the Investment Company Act that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to the Articles prior thereto or to redeem 100% of our Public Shares if an initial business combination is not completed within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of IPO, return of the funds held in the Trust Account to public shareholders as part of redemption of the Public Shares.

The Nasdaq listing rules require that the Company must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. Management may, however, structure an initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company is required to provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial business combination and in connection with certain amendments to the Articles. In accordance with SEC guidance on redeemable equity instruments, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. Given that the Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed business combination. In addition, the Company’s initial shareholders, directors and officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares (defined below) and Public Shares held by them in connection with the completion of a business combination.

On September 9, 2025, the Prior Sponsor entered into a Securities Transfer Agreement (the “Transfer Agreement”) with Inflection Point Fund I LP (the “New Sponsor”), pursuant to which the Prior Sponsor sold 990,000 Class B ordinary shares and assigned the Sponsor Loan to the New Sponsor for an aggregate purchase price of $1,300,000 and assigned the Sponsor Loan to the New Sponsor for $500,000, for an aggregate purchase price of $1,800,000 (such transaction, the “Sponsor Transfer Transaction”). Pursuant to the terms of the Transfer Agreement, the Prior Sponsor converted its remaining 2,028,750 Class B ordinary shares into Class A ordinary shares and agreed to vote and restrict transfer of its retained securities in support of the Company’s initial business combination and related matters.

Also on September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into an Indemnification Agreement with the New Sponsor (the “Indemnification Agreement”). Pursuant to the Indemnification Agreement, the Company agreed to indemnify and hold harmless the New Sponsor and its affiliates, officers, directors, and related parties against certain claims and losses arising from the Company’s operations, business combination activities, or the New Sponsor’s ownership of the Company’s equity interests, except for claims resulting primarily from the New Sponsor’s breach of another agreement with the Company or from its willful misconduct, gross negligence, or bad faith.

Also on September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into a termination agreement, pursuant to which the Company terminated the Administrative Services Agreement with the Prior Sponsor, dated February 12, 2025, and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder as of the September 9, 2025.

On September 9, 2025, in connection with the Sponsor Transfer Transaction, the Prior Sponsor delivered to the new Sponsor resignation letters from all of the Company’s officers and directors other than Zikang Wu, the Company’s Chairman, Chief Executive Officer, and Chief Financial Officer. Pursuant to such resignations and the vote of the holder of the Company’s Class B ordinary shares, effective September 11, 2025, the Company’s board of directors consists of Zikang Wu, Michael Blitzer, William Denkin and Steven Tannenbaum and Michael Blitzer was appointed as Chairman of the Board and Chief Executive Officer, and Kevin Shannon was appointed as Chief Operating Officer.  Additionally, the Company, the Prior Sponsor, the New Sponsor, and the current and former officers and directors entered into an amended and restated letter agreement to reflect the change in management of the Company.

Going Concern Consideration

As of September 30, 2025, the Company had $289,580 in its operating bank account and a working capital deficit of $310,639. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 14, 2026, to consummate a business combination. It is uncertain whether the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate the proposed GOWell Business Combination prior to August 14, 2026. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2026.

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or completion of its initial business combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $289,580 and zero in cash, respectively. The Company did not have any cash equivalents as of September 30, 2024 or December 31, 2024.

Marketable Securities held in Trust Account

As of September 30, 2025, the Company had $88,485,688 in marketable securities held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s unaudited condensed balance sheet, as summarized in the following table:

Public offering proceeds	$86,250,000
Less:
Proceeds allocated to public rights	(7,848,750)
Allocation of offering costs related to redeemable shares	(5,463,844)
Add:
Accretion of carrying value to redemption value	13,312,594
Ordinary shares subject to possible redemption, December 31, 2024	86,250,000
Add:
Subsequent measurement of ordinary shares subject to possible redemption	417,209
Ordinary shares subject to possible redemption, March 31, 2025 (Unaudited)	86,667,209
Add:
Subsequent measurement of ordinary shares subject to possible redemption	903,585
Ordinary shares subject to possible redemption, June 30, 2025 (Unaudited)	87,570,794
Add:
Subsequent measurement of ordinary shares subject to possible redemption	914,894
Ordinary shares subject to possible redemption, September 30, 2025 (Unaudited)	$88,485,688

The Class A ordinary shares that are not subject to redemption and the Class B ordinary shares are classified as a component of stockholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception) through September 30, 2025.

Net Income (Loss) Per Common Share

Net Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

	For the three months ended September 30, 2025			For the nine months ended September 30, 2025
Particulars	Class A Redeemable	Class A Non-Redeemable	Class B	Class A Redeemable	Class A Non-Redeemable	Class B
Numerators:
Allocation of net income	$51,294	$4,334	$15,263	$905,783	$47,519	$359,037

Denominators:
Weighted average shares outstanding	8,625,000	728,709	2,566,427	7,203,297	377,898	2,855,261
Basic and diluted net income per share	$0.01	$0.01	$0.01	$0.13	$0.13	$0.13

	For the three months ended September 30, 2024		For the period from May 31, 2024 (inception) through September 30, 2024
	Class A	Class A Non-Redeemable	Class A	Class A Non-Redeemable
Particulars	Redeemable	and Class B	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$-	$(365)	$-	$(7,687)

Denominators:
Weighted average shares outstanding	-	7,000,000	-	7,000,000
Basic and diluted net income (loss) per share	$-	$(0.00)	$-	$(0.00)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$88,485,688	$88,485,688	$—	$—
Cash and cash equivalent	$289,580	$289,580	$—	$—

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

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

The adoption of this ASU required the Company to provide additional disclosure, but otherwise it does not materially impact the accompanying unaudited condensed financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 7,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of one Class A ordinary share and one Public Right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial business combination. Five Public Rights will entitle the holder to receive one Class A ordinary share (see Note 7). The Company will not issue fractional shares, so unless a holder purchased Units in multiples of five, such holder will not be able to receive or trade the fractional shares underlying the Public Rights.

The Company also granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units to cover over-allotments, which was fully exercised on February 14, 2025, generating additional gross proceeds of $11,250,000.

NOTE 4 – PRIVATE PLACEMENT

The Sponsor and the representatives of the underwriters purchased an aggregate of 262,500 Private Placement Units at a price of $10.00 per Unit, for a total purchase price of $2,625,000, in a private placement that occurred simultaneously with the closing of the IPO.

Each Private Placement Unit consists of one Class A ordinary share and one Private Right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a business combination.

The Private Placement Units are identical to the Units sold in the IPO, except that they are subject to certain transfer restrictions. A portion of the proceeds from the sale of the Private Placement Units was added to the IPO proceeds and deposited into the Trust Account.

If the Company does not complete a business combination within the completion window (15 months after the closing of the IPO, or up to 18 months after the closing of the IPO if the Company has entered into a definitive agreement for our initial business combination), the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to applicable law).

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2024, the Company approved the acquisition by the Prior Sponsor of an aggregate of 8,050,000 Class B ordinary shares of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On December 19, 2024, the Prior Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Founder Shares outstanding. Additionally, up to 420,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised. Since the underwriters fully exercised the over-allotment option, no Founder Shares were forfeited, and the total Founder Shares outstanding remain at 3,018,750.

On September 9, 2025, pursuant to the terms of the Transfer Agreement and the Articles, the Prior Sponsor converted 2,028,750 Class B ordinary shares into Class A ordinary shares. Following this conversion, the Company had an aggregate of 8,625,000 Class A redeemable ordinary shares, 2,294,375 Class A non-redeemable ordinary shares and 990,000 Class B ordinary shares issued and outstanding.

Administrative Services Agreement

On February 14, 2025, the Company entered into an agreement (the “Administrative Services Agreement”) with the Prior Sponsor stipulating that commencing on February 15, 2025 and through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an aggregate of $1,667 per month for office space, utilities, and secretarial and administrative support.

On September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into a termination agreement, pursuant to which the Company terminated the Administrative Services Agreement, and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder as of September 9, 2025. Based on the termination of the Administrative Services Agreement, no further administrative fees will accrue, and for the three months and nine months ended September 30, 2025, $12,502 was recorded as forgiveness of debt in the accompanying unaudited condensed statement of operations.

Due to related party

As of February 14, 2025, the Prior Sponsor and its affiliates had paid an aggregate of $140,000 on behalf of the Company for offering-related costs and formation expenses. These payments were made prior to and in connection with the Company’s IPO and were settled through an offset against the Sponsor Loan. The amount paid by the Prior Sponsor on behalf of the Company is included within due to related party on the Company’s unaudited condensed balance sheet as of December 31, 2024, and was fully settled by February 14, 2025.

Sponsor Loan

In connection with the closing of the IPO, the Prior Sponsor loaned the Company $500,000 pursuant to a non-interest bearing promissory note. The proceeds from the Sponsor Loan were deposited into the Trust Account. The Sponsor Loan is expected to be repaid upon the consummation of the Company’s initial business combination. The Sponsor Loan is not convertible into any securities of the Company. In the event the Company does not complete a business combination, the Sponsor Loan will only be repaid using funds held outside of the Trust Account.

On September 9, 2025, pursuant to the Transfer Agreement, the Prior Sponsor sold and assigned the Sponsor Loan to the New Sponsor, consisting of the promissory note dated February 12, 2025, with a principal balance of $500,000. The New Sponsor has waived any claim to repayment from the Trust Account with respect to the Sponsor Loan in the event that an initial business combination is not completed.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per private placement unit at the option of the lender. Such private placement units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of tensions in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of tension in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for and completion of an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

The holders of these securities are entitled to make up to three demands, excluding short-form demands, to register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Assignment of Sponsor Loan

On September 9, 2025, pursuant to the Transfer Agreement, the Prior Sponsor sold and assigned the Sponsor Loan to the New Sponsor, consisting of the promissory note dated February 12, 2025, with a principal balance of $500,000. The New Sponsor has waived any claim to repayment from the Trust Account with respect to the Sponsor Loan in the event that an initial business combination is not completed.

Indemnification Agreement

Also on September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into an Indemnification Agreement with the New Sponsor (the “Indemnification Agreement”). Pursuant to the Indemnification Agreement, the Company agreed to indemnify and hold harmless the New Sponsor and its affiliates, officers, directors, and related parties against certain claims and losses arising from the Company’s operations, business combination activities, or the New Sponsor’s ownership of the Company’s equity interests, except for claims resulting primarily from the New Sponsor’s breach of another agreement with the Company or from its willful misconduct, gross negligence, or bad faith.

NOTE 7 – STOCKHOLDER’S DEFICIT

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of September 30, 2025, the Company had 10,919,375 Class A ordinary shares issued and outstanding, consisting of 8,625,000 Class A ordinary shares sold as part of the Units in the IPO (including 1,125,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option), 2,028,750 Founder Shares that were converted into Class A ordinary shares on September 9, 2025 pursuant to the Transfer Agreement, and 265,625 Class A ordinary shares issued as part of the Private Placement Units sold to the Prior Sponsor and the representatives of the underwriters. The Class A ordinary shares sold in the IPO are subject to possible redemption and are classified as temporary equity in accordance with ASC 480-10-S99. The Class A ordinary shares issued as Founder Shares and the Class A ordinary shares included in the Private Placement Units are not subject to redemption and are classified as permanent equity. Each Unit consists of one Class A ordinary share and one Public Right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of the Company’s initial business combination. Only whole shares will be issued in exchange for Public Rights; fractional shares will be forfeited.

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

On June 1, 2024, the Prior Sponsor purchased 8,050,000 Class B ordinary shares (Founder Shares) for an aggregate purchase price of $25,000. On December 19, 2024, the Prior Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Class B ordinary shares outstanding.

The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain anti-dilution adjustments. These adjustments ensure that the aggregate number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal approximately 26% of the total number of ordinary shares outstanding upon completion of the IPO, excluding certain equity-linked securities issued in connection with a business combination.

On September 9, 2025, pursuant to the Transfer Agreement and the Articles, the Prior Sponsor elected to convert 2,028,750 Class B ordinary shares into Class A ordinary shares. Following this conversion, the Company had an aggregate of 8,625,000 Class A redeemable ordinary shares, 2,294,375 Class A non-redeemable ordinary shares and 990,000 Class B ordinary shares issued and outstanding.

Rights — Each Unit sold in the IPO includes one Public Right, and each Private Placement Unit sold in the Private Placement includes one Private Right. Each such Right entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial business combination. As of September 30, 2025, there were 8,625,000 Public Rights issued in connection with the IPO and 265,625 Private Rights included in the Private Placement Units purchased by the Prior Sponsor and representatives of the underwriters. Fractional shares will not be issued, and holders must hold Rights in multiples of five to receive a full Class A ordinary share. Any Rights not exchangeable into a whole share will expire worthless. The Rights are classified as equity in accordance with ASC 815, as they are indexed to the Company’s own stock and do not require cash settlement. The gross proceeds of the IPO were allocated to the Public Rights based on relative value, with $7,848,750 recorded in shareholders’ equity related to the Public Rights on February 14, 2025. The Rights are not remeasured to fair value on a recurring basis.

Except in circumstances where the Company is not the surviving entity in a business combination, the Rights will automatically convert into Class A ordinary shares at the closing of the initial business combination. If the Company is not the surviving entity, each holder of a Right will be required to affirmatively convert their Rights in order to receive the applicable Class A ordinary shares. If the Company fails to consummate a business combination within the prescribed time frame, the Rights will expire worthless, and holders will not be entitled to receive any distribution from the Trust Account or other Company assets in respect of such Rights.

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and dividend earned on marketable securities held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and formation and operational costs. The CODM reviews dividends earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the completion window. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement, other than noted below.

On October 13, 2025, the Company, GOWell Technology Limited (“GOWell”), GOWell Energy Technology (“PubCo”), and IPCV Merger Sub Limited (“Merger Sub”) entered into a Business Combination Agreement pursuant to which the Company will merge with and into PubCo, with PubCo continuing as the surviving entity, and, thereafter, Merger Sub will merge with and into GOWell, with GOWell continuing as a wholly owned subsidiary of PubCo.

On October 27, 2025, the Company filed a definitive proxy statement seeking shareholder approval of a change of the Company’s name from “Maywood Acquisition Corp.” to “Inflection Point Acquisition Corp. V” and a corresponding amendment and restatement of the Articles. The purpose of such proposals is to reflect that, following the consummation of the Sponsor Transfer Transaction, the Company is now led and backed by the management team of Inflection Point Asset Management.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Maywood Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the section titled “Risk Factors” in the prospectus for our IPO dated February 12, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Maywood Acquisition Corp. (the “Company”) is a blank check company incorporated on May 31, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (the “business combination”).

As of September 30, 2025, we had not yet commenced operations. All activity since inception through September 30, 2025, relates to our formation, its initial public offering (the “IPO”), and the identification and evaluation of prospective target businesses for a business combination. We will not generate any operating revenues until the completion of a business combination. We generate non-operating income in the form of interest earned on the funds held in the Trust Account. We have selected December 31 as its fiscal year end.

On September 9, 2025, Maywood Sponsor, LLC (the “Prior Sponsor”) entered into a Securities Transfer Agreement (the “Transfer Agreement”) with Inflection Point Fund I LP (the “New Sponsor”), pursuant to which the Prior Sponsor sold 990,000 Class B ordinary shares and assigned the Sponsor Loan (as defined below) to the New Sponsor for an aggregate purchase price of $1,300,000 and assigned the Sponsor Loan to the New Sponsor for $500,000, for an aggregate purchase price of $1,800,000 (such transaction, the “Sponsor Transfer Transaction”). Pursuant to the terms of the Transfer Agreement, the Prior Sponsor converted its remaining 2,028,750 Class B ordinary shares into Class A ordinary shares and agreed to vote and restrict transfer of its retained securities in support of the Company’s initial business combination and related matters.

Also on September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into an Indemnification Agreement with the New Sponsor (the “Indemnification Agreement”). Pursuant to the Indemnification Agreement, the Company agreed to indemnify and hold harmless the New Sponsor and its affiliates, officers, directors, and related parties against certain claims and losses arising from the Company’s operations, business combination activities, or the New Sponsor’s ownership of the Company’s equity interests, except for claims resulting primarily from the New Sponsor’s breach of another agreement with the Company or from its willful misconduct, gross negligence, or bad faith.

Also on September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into a termination agreement, pursuant to which the Company terminated the Administrative Services Agreement with the Prior Sponsor, dated February 12, 2025, and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder as of the September 9, 2025.

On September 9, 2025, in connection with the Sponsor Transfer Transaction, the Prior Sponsor delivered to the new Sponsor resignation letters from all of the Company’s officers and directors other than Zikang Wu, the Company’s Chairman, Chief Executive Officer, and Chief Financial Officer. Pursuant to such resignations and the vote of the holder of the Company’s Class B ordinary shares, effective September 11, 2025, the Company’s board of directors consists of Zikang Wu, Michael Blitzer, William Denkin and Steven Tannenbaum and Michael Blitzer was appointed as Chairman of the Board and Chief Executive Officer, and Kevin Shannon was appointed as Chief Operating Officer. Additionally, the Company, the Prior Sponsor, the New Sponsor, and the current and former officers and directors entered into an amended and restated letter agreement to reflect the change in management of the Company.

On October 13, 2025, the Company, GOWell Technology Limited (“GOWell”), GOWell Energy Technology (“PubCo”), and IPCV Merger Sub Limited (“Merger Sub”) entered into a Business Combination Agreement pursuant to which the Company will merge with and into PubCo, with PubCo continuing as the surviving entity, and, thereafter, Merger Sub will merge with and into GOWell, with GOWell continuing as a wholly owned subsidiary of PubCo. The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2025. Other than as specifically discussed, this Quarterly Report does not assume the closing of the proposed GOWell Business Combination or the transactions contemplated by the Business Combination Agreement.

On October 27, 2025, the Company filed a definitive proxy statement seeking shareholder approval of a change of the Company’s name from “Maywood Acquisition Corp.” to “Inflection Point Acquisition Corp. V” and a corresponding amendment and restatement of the Articles. The purpose of such proposals is to reflect that, following the consummation of the Sponsor Transfer Transaction, the Company is now led and backed by the management team of Inflection Point Asset Management.

Initial Public Offering and Private Placement

Our registration statement for the IPO was declared effective on February 12, 2025. On February 14, 2025, we consummated the IPO of 8,625,000 units (“Units”), including 1,125,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $86,250,000. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination (the “Public Rights).

Simultaneously with the closing of the IPO, we completed a private placement of 265,625 Units (the “Private Placement Units”) to the Prior Sponsor and representatives of the underwriters, at a price of $10.00 per unit, generating gross proceeds of $2,656,250 (the “Private Placement”). Additionally, the Prior Sponsor provided a non-interest bearing loan of $500,000 pursuant to a promissory note (the “Sponsor Loan”), which is expected to be repaid upon the consummation of a business combination.

A total of $86,250,000, comprised of proceeds from the IPO, a portion of the Private Placement, and the Sponsor Loan, was deposited into a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. These funds will be used to fund redemptions of Public Shares upon the completion of a business combination or liquidation if a business combination is not completed within the required timeframe. The remaining proceeds are held outside the Trust Account and are available to fund working capital needs.

Going Concern Consideration

As of September 30, 2025, we had cash of $289,580 held outside of the Trust Account and a working capital deficit of $310,639. Cash used in operating activities for the nine months ended September 30, 2025 was $437,444. This consisted primarily of changes in operating assets and liabilities and interest income earned on Trust Account funds. We intend to use the funds held outside the Trust Account to fund ongoing operations including identifying, evaluating, and consummating our initial business combination.

In connection with the assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 14, 2026, to consummate a business combination. It is uncertain whether we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate a business combination prior to August 14, 2026. No adjustments have been made to the carrying amounts of assets or liabilities should be required to liquidate after August 14, 2026.

Results of Operations

For the three months ended September 30, 2025, we reported net income of $70,891. This was comprised primarily of $914,894 in interest earned on marketable securities held in the Trust Account, $2,540 of the interest income received on the Cash held outside the Trust Account and $12,502 forgiveness of debt, offset by $859,045 in formation and operating costs.

For the nine months ended September 30, 2025, we reported net income of $1,312,339. This was comprised primarily of $2,235,688 in interest earned on marketable securities held in the Trust Account, $10,559 of the interest income received on the Cash held outside the Trust Account and $12,502 forgiveness of debt, offset by $946,410 in formation and operating costs.

For the three months ended September 30, 2024, we reported net loss of $365. This was comprised primarily of formation and operating cost.

For the period from May 31, 2024 (inception date) to September 30, 2024, we reported net loss of $7,687. This was comprised primarily of formation and operating cost.

Contractual Obligations

Administrative Services Agreement

On February 14, 2025, we entered into an agreement to pay the Prior Sponsor a monthly fee of $1,667 for office space and administrative support services. On September 9, 2025, in connection with the Sponsor Transfer Transaction, we entered into a termination agreement, pursuant to which we terminated the Administrative Services Agreement, dated February 12, 2025, with the Prior Sponsor, and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder as of the September 9, 2025. Based on the termination of Administrative Services Agreement, no further administrative fees will accrue, and for the three months and nine months ended September 30, 2025, $12,502 was recorded as forgiveness of debt in the accompanying unaudited condensed statement of operations.

Sponsor Loan

In connection with the IPO, the Prior Sponsor loaned $500,000 to the Company under a non-interest bearing, non-convertible promissory note. The Sponsor Loan is expected to be repaid upon the consummation of the Company’s initial business combination. The Sponsor Loan is not convertible into any securities of the Company. In the event the Company does not complete a business combination, the Sponsor Loan will only be repaid using funds held outside of the Trust Account.

On September 9, 2025, pursuant to the Transfer Agreement, the Prior Sponsor sold and assigned the Sponsor Loan to the New Sponsor. The New Sponsor has waived any claim to repayment from the Trust Account with respect to the Sponsor Loan in the event that an initial business combination is not completed.

Deferred Underwriting Fee

The underwriters are entitled to a deferred fee of $3,450,000, which will only become payable upon the successful completion of a business combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosure of income taxes paid and disaggregated effective tax rate reconciliations. This standard is effective for public companies for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU but does not expect it to materially affect its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon such evaluation, it was concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the section titled “Risk Factors” in the prospectus for our IPO dated February 12, 2025, filed with the SEC on February 13, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our IPO prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2024, the Prior Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 8,050,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On December 19, 2024, the Prior Sponsor forfeited an aggregate of 5,031,250 Class B ordinary shares for no consideration, resulting in there being an aggregate of 3,018,750 Class B ordinary shares outstanding. No underwriting discounts or commissions were paid with respect to such sales of Founder Shares. The issuance of the Founder Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 14, 2025, the Company consummated its IPO of 8,625,000 Units, including 1,125,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share and one Public Right, each Public Right entitling the holder thereof to receive one-fifth of one Class A ordinary share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, acted as the lead book-running manager for the IPO and Seaport Global Securities acted as joint-book-runner for the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-284082). The SEC declared the registration statement effective on February 12, 2025.

Simultaneously with the consummation of the IPO, the Company consummated a Private Placement of 265,625 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,656,250. The Private Placement Units were purchased by the Sponsor and the representatives of the underwriters of the IPO. The Private Placement Units are identical to the Units sold in the IPO, except that the purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

An aggregate of $86,250,000 has been deposited in the Trust Account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the IPO.

IPO transaction costs amounted to $5,974,093, consisting of $2,156,250 of cash underwriting fees, $3,450,000 of deferred underwriting commission and $367,789 of other offering costs.

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Indemnification Agreement, dated as of September 9, 2025, by and between Maywood Acquisition Corp. and Inflection Point Fund I LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2025).
10.2	Termination of the Administrative Services Agreement, dated September 9, 2025, by and between Maywood Acquisition Corp. and Maywood Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2025).
10.3	Form of D&O Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2025).
10.4	Amended and Restated Letter Agreement, dated September 9, 2025, by and among Maywood Acquisition Corp., Maywood Sponsor LLC, Inflection Point Fund I LP, and each of Maywood Acquisition Corp.’s current and former directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer a pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYWOOD ACQUISITION CORP.

Dated: November 12, 2025	By.	/s/ Michael Blitzer
Michael Blitzer
Chief Executive Officer (Principal Executive Officer)