Form 10-K
period 2025-12-31
Inflection Point Acquisition Corp. V
filed 2026-03-24
CIK 2028355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-42518

INFLECTION POINT ACQUISITION CORP. V
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

167 Madison Ave, Suite 205 #1017 New York, NY	10016
(Address of Principal Executive Offices)	(Zip Code)

(212) 476-6908
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right	IPEXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	IPEX	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-fifth (1/5) of one Class A ordinary share upon the completion of the Company’s initial business combination	IPEXR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of the Class A Ordinary Shares reported on the Nasdaq Global Market (“Nasdaq”) on June 30, 2025, of $10.09 per share, was approximately $87,026,250.

As of March 23, 2026, 10,919,375 Class A Ordinary Shares, par value $0.0001 per share, and 990,000 Class B Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

INFLECTION POINT ACQUISITION CORP. V
FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) of Inflection Point Acquisition Corp. V (the “Company,” “we,” “us,” “our” or “IPEX”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination with GOWell (as defined herein), or any other business combination;

●	our expectations around the performance of GOWell or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below);

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

Risk Factor Summary

●	Our Public Shareholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Our Public Shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

●	If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, the Sponsors and Representatives have agreed to vote in favor of the Proposed Business Combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure.

ii

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	If we do not complete the Proposed Business Combination, we may not be able to consummate our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the Public Rights may be worthless.

●	If we seek shareholder approval of our initial business combination, our Sponsors, directors, executive officers, and their affiliates may elect to purchase Public Shares or Public Rights from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or Rights.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

●	If the net proceeds of the IPO and simultaneous private placement not being held in the Trust Account are insufficient to allow us to operate until the completion of the business combination, we will depend on loans from the New Sponsor or management team to complete the business combination.

●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of the New Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to the Public Shareholders.

●	Our shareholders may be held liable for claims by third parties against the Company to the extent of distributions received by them upon redemption of their shares.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Proposed Business Combination.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, officers, directors or existing holders which may raise potential conflicts of interest.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, as members of our management team have in connection with the Proposed Business Combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Rights, potentially at a loss.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

iii

PART I

Item 1. Business

General

We are a blank check company incorporated on May 31, 2024, in the Cayman Islands as an exempted company, for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

The Initial Public Offering

On June 1, 2024, Maywood Sponsor LLC (the “Prior Sponsor”) paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for 8,050,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”). On December 19, 2024, the Prior Sponsor forfeited an aggregate of 5,031,250 Founder Shares for no consideration, resulting in there being an aggregate of 3,018,750 Founder Shares outstanding. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 8,625,000 Class A Ordinary Shares if the Representatives’ (as defined below) over-allotment option was exercised in full, and therefore that such Founder Shares would represent approximately 26% of the issued and outstanding shares after the IPO. As such, up to 393,750 Founder Shares were subject to surrender and forfeiture depending on the extent to which the Representatives’ (as defined below) over-allotment option, as discussed in further detail below, was exercised.

On February 14, 2025, the Company consummated its initial public offering (the “Initial Public Offering” or “IPO”) of 8,625,000 Units (“Units”), including 1,125,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares”, and the Class A ordinary shares sold as part of the IPO, the “Public Shares”, and the holders of the Public Shares, the “Public Shareholders”) and one right, each right entitling the holder thereof to receive one-fifth of one Class A Ordinary Share upon the completion of the Company’s initial business combination (the “Rights”, and the Rights sold as part of the IPO, the “Public Rights”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the consummation of the IPO, pursuant to the purchase agreements entered into with each of (i) the Prior Sponsor and (ii) Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), and Seaport Global Securities LLC (“Seaport”, and together with Cohen, the “Representatives”, and the agreements, the “Private Placement Units Purchase Agreement”), the Company completed the private sale of 265,625 units at a purchase price of $10.00 per Unit to the Prior Sponsor and the Representatives (the “Private Placement Units”), generating gross proceeds of $2,656,250 in the aggregate. Such Private Placement Units are identical to the Units sold in the IPO, except that, so long as they are held by the Sponsors, Representatives, and each of their permitted transferees: (i) they may not be transferred, assigned or sold by the holder until thirty (30) days after the completion of a business combination, and (ii) they are entitled to registration rights.

In addition, the Prior Sponsor lent us an aggregate of $500,000 as of the closing date of the IPO bearing no interest (the “Sponsor Loan”) pursuant to a promissory note dated February 12, 2025 (as amended, the “Promissory Note”). The proceeds of the Sponsor Loan were added to the trust account established in connection with the IPO (the “Trust Account”). As part of the Sponsor Transfer Transaction (as defined below), the Prior Sponsor assigned its rights and obligations under the Sponsor Loan to the New Sponsor (as defined below). On January 7, 2026, we and the New Sponsor entered into an amendment to the Promissory Note, as described in further detail below.

A total of $86,250,000 of the net proceeds from the IPO, including proceeds of the sale of the Private Placement Units and the Sponsor Loan, was deposited in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and will be held as cash or in demand deposit accounts or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in direct U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for taxes payable and up to $100,000 to pay dissolution expenses, the proceeds from the IPO, the sale of the Private Placement Units and the Sponsor Loan will not be released from the Trust Account until the earliest of (i) the completion of an initial business combination, (ii) the redemption of the Public Shares if we are unable to complete an initial business combination within the completion window, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend our Articles (as defined below) to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to the Articles or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

The Sponsor Transfer Transaction

On September 9, 2025, the Prior Sponsor entered into a securities transfer agreement (the “Securities Transfer Agreement” and the transactions contemplated thereunder, the “Sponsor Transfer Transaction”) with Inflection Point Fund I LP (the “New Sponsor,” together with the Prior Sponsor, the “Sponsors”), pursuant to which, on September 9, 2025, the Prior Sponsor sold, and the New Sponsor purchased, an aggregate of 990,000 Founder Shares for an aggregate purchase price of $1,300,000, or at a per-share price of $1.31. Simultaneously with the sale by the Prior Sponsor of such Founder Shares, the Prior Sponsor converted the 2,028,750 Founder Shares retained by it on a one-for-one basis into Class A Ordinary Shares (the “Retained Shares”). Also pursuant to the Securities Transfer Agreement, the Prior Sponsor assigned its rights and obligations under the Sponsor Loan to the New Sponsor for a purchase price of $500,000. In connection with the Securities Transfer Agreement, the Company entered into a termination agreement (the “Administrative Services Termination Agreement”) with the Prior Sponsor, pursuant to which the Company terminated the Administrative Services Agreement, dated February 12, 2025 (the “Administrative Services Agreement”), and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder as of the date of the Sponsor Transfer Transaction.

In connection with the Sponsor Transfer Transaction, the Prior Sponsor delivered executed resignation letters of each of the Company’s officers and directors (other than Zikang Wu, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer) to the New Sponsor. As a result and pursuant to the resignation letters, the Company’s existing officers and directors, other than Zikang Wu (in his capacities as Chief Financial Officer and director), were replaced with the persons indicated in “Item 10. Directors and Executive Officers of the Registrant” of this Annual Report. In connection with the appointments of the new officers and directors, the Company and each of the new officers and directors entered into a new form of Indemnification Agreement, a joinder to the Registration Rights Agreement entered into in connection with the IPO, originally dated February 12, 2025, and the A&R Letter Agreement (as defined below), and the New Sponsor entered into the Sponsor Indemnification Agreement (as defined below).

For more information on the Sponsor Transfer Transaction, See “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Proposed Business Combination with GOWell

On October 13, 2025, we entered into the Business Combination Agreement with GOWell Technology Limited, a Cayman Islands exempted company (“GOWell”), GOWell Energy Technology, a Cayman Islands exempted company (“PubCo”), and IPCV Merger Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Merger Sub”) (as amended on December 22, 2205, and as it may be further amended, restated, supplemented or otherwise modified from time to time, the “Business Combination Agreement”, and the transactions contemplated thereby, the “Proposed Business Combination”). Pursuant to the Business Combination Agreement, the following will occur: (a) the Company will merge with and into PubCo, as a result of which the separate corporate existence of the Company will cease and PubCo will continue as the surviving company (the “First Merger”), and (b) Merger Sub will merge with and into GOWell, as a result of which the separate corporate existence of Merger Sub will cease and GOWell will continue as the surviving company and a wholly-owned direct subsidiary of PubCo (the “Second Merger”).

GOWell Technology Limited is an international company that provides a wide range of innovative well logging technologies and distributed sensing solutions for energy companies globally. The Company maintains a multi-disciplinary research and development team with a robust patent portfolio of technology aimed to solve complex industry challenges. GOWell’s solutions can be applied to a wide range of wells from traditional energy to energy transition. GOWell has a global, diverse customer base with long-term relationships with the key major oil service companies and operators in the energy sector. Headquartered in Singapore, GOWell has a global manufacturing and procurement network, with regional hubs in the United States and UAE in addition to regional operations that cover more than 50 countries.

The closing of the Proposed Business Combination is subject to required approval by the Company’s shareholders, GOWell’s shareholders, and the fulfilment of certain other terms and conditions set forth in the Business Combination Agreement.

For more information on the Proposed Business Combination, see the Company’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on October 14, 2025.

Name Change Extraordinary General Meeting

On November 19, 2025, we held an extraordinary general meeting to approve (i) a proposal to change the name from “Maywood Acquisition Corp.” to “Inflection Point Acquisition Corp. V” (the “Name Change Proposal”) and (ii) a proposal that the Company’s third amended and restated memorandum and articles of association (as may be amended from time to time, our “Articles”) be adopted in substitution for, and to the exclusion of, the existing second amended and restated memorandum and articles of association, to reflect the change of name. The Name Change Proposal was proposed to reflect that the Company is now led and back by the management team of Inflection Point Asset Management, LP. Each of the proposals was approved by the requisite vote of our shareholders.

Amendment to Sponsor Loan

On January 7, 2026, we and the New Sponsor entered into an amendment to the Promissory Note, which increased the aggregate principal amount of the Promissory Note to $700,000 to reflect a $200,000 advance made by the New Sponsor to us for working capital (the “Amendment to the Sponsor Loan”). The Promissory Note is non-interest bearing and repayable in cash, with respect to the initial $500,000 loan, only upon the closing of our initial business combination and, with respect to the additional $200,000 loan, upon the earlier of the closing of our initial business combination and its liquidation. We may not prepay the Promissory Note. For more information, see “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Business Combination Criteria

At the time of our IPO, we identified several general criteria that we believed would be are important in evaluating prospective target businesses.  In connection with the Proposed Business Combination, we utilized, and if we do not complete the Proposed Business Combination and instead seek to complete another initial business combination, we will utilize our experience and general criteria outlined below when evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these goals and criteria. Our criteria include:

●	Substantial opportunity for growth following a business combination. Favorable sector and market dynamics including large unmet demand, which may drive organic growth with additional opportunities for add-on acquisitions.

●	Leadership position. Defensible or disruptive niche, differentiated technology, competitive advantages.

●	Track record of profitability. Long-term sustainable cash flows from competitive advantages.

●	Public company readiness. Proven public-ready management team, corporate governance, and reporting policies.

●	Strong & qualified management team. Teams with proven track records of driving revenue and value creation for shareholders.

●	Initial enterprise value. Enterprise value of between $200 million — $2 billion with readiness to grow.

●	Revenues. Revenues of between $50 million — $500 million.

The criteria mentioned above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team may deem relevant.

We expect that our management team will engage with their network of relationships to articulate our initial business combination criteria and initiate a disciplined and thorough process of pursuing and evaluating prospective target businesses.

In evaluating GOWell as a target business we conducted, and if we do not complete the Proposed Business Combination and instead seek to complete another initial business combination, in evaluating such other prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us.

Sourcing of Potential Target Business

As described above, we intend to complete the Proposed Business Combination with GOWell. However, if we do not complete the Proposed Business Combination and instead seek another initial business combination, we believe that the operational and transactional experience of our management team, combined with their global network of contacts, will provide us with a number of potential target businesses to evaluate. We anticipate that potential target businesses will be brought to our attention by various sources within their network, including industry participants, private equity funds, investment banks and business enterprises seeking to divest non-core assets or divisions.

We are not restricted from pursuing an initial business combination with a target business affiliated with our Sponsors or management team members, or making the acquisition through a joint venture or other shared ownership structure. If we seek to complete our initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or a firm that commonly renders valuation opinions regarding the fairness of the transaction from a financial perspective. The Proposed Business Combination is not a transaction with a company that is affiliated with our Sponsors, or any of our officers or directors.

Our directors and officers may have fiduciary or contractual obligations to other entities, which could require them to present acquisition opportunities to such entities before us. Nevertheless, given our management team’s network and sourcing capabilities, we believe these obligations will not materially undermine our ability to complete an initial business combination.

Effecting Our Initial Business Combination

We are not presently engaged in any business operation and we will not engage in any business operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the Private Placement Units, the proceeds of the sale of our securities in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), securities issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

Nasdaq 80% Fair Value Test

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) on the date of the execution of a definitive agreement for such business combination. In connection with the Proposed Business Combination, our board of directors determined that the value of GOWell exceeded such 80% test on the date that the Business Combination Agreement was executed. If we pursue an alternate target, then our board of directors will make the determination as to the fair market value of our initial business combination. In the event that we seek to complete our initial business combination with a company that is affiliated with our Sponsors, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

The Proposed Business Combination contemplates our Company merging with and into a newly formed holding company, followed by a merger subsidiary of such holding company merging with and into GOWell, resulting in the holding company acquiring 100% of the equity interests of GOWell. If we do not consummate the Proposed Business Combination and instead pursue an alternate initial business combination, we anticipate structuring our initial business combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Members of our management team will directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our Sponsors, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial business combination within the completion window, the Founder Shares and Private Placement Units may be worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsors, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsors and our officers and directors have sponsored and may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential Purchases of Public Shares

At any time prior to an extraordinary general meeting to approve an initial business combination, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, the Sponsors or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market, or take other actions to incentivize non-redemption, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Rights that such persons may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Rights in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our securities, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsors or our directors, managers, officers, advisors and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining the shareholder approval of the initial business combination, (2) reduce the amount of redemptions of Public Shares, or (3) reduce the number of Public Rights outstanding. Any such purchases of our securities may result in the completion of the business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Sponsors or our directors, managers, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event the Sponsors or the Company’s directors, managers, officers, advisors and their affiliates were to purchase Public Shares or Public Rights, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	this Annual Report discloses the possibility that the Sponsors or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Sponsors or our directors, managers, officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders, they would do so at a price no higher than the price at which Public Shares may be redeemed;

●	any of our securities purchased by the Sponsors or our directors, managers, officers, advisors and their affiliates will not be voted in favor of the initial business combination;

●	the Sponsors or our directors, managers, officers, advisors and their affiliates will not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we will disclose in a Form 8-K, before the extraordinary general meeting, the following material items:

○	the amount of securities purchased outside of the redemption offer by the Sponsors or the Company’s, the Company’s, or the target business’ directors, managers, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by the Sponsors or the Company’s, the Company’s, or the target business’ directors, managers, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by the Sponsors or our directors, managers, officers, advisors and their affiliates on the likelihood that the initial business combination will be approved;

○	the identities of the security holders who sold to the Sponsors or the Company’s directors, managers, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to the Sponsors, the Company’s, or the target business’ directors, managers, officers, advisors and their affiliates; and

○	the number of Public Shares for which the Company has received redemption requests pursuant to its redemption offer.

Liquidation if No Business Combination

The Articles provide that we have until the date that is 15 months from the consummation of the IPO (or up to 18 months from the consummation of the IPO if we have executed a definitive agreement for an initial business combination within 15 months from the consummation of the IPO but have not consummated an initial business combination within such 15-month period) (the “completion window”). If we have not completed our initial business combination within such time period and shareholders have not otherwise approved an amendment to the Articles to extend such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

In connection with the IPO, our Prior Sponsor and prior officers and directors entered into the Letter Agreement, dated February 12, 2025. In connection with the Sponsor Transfer Transaction, on September 9, 2025, our Sponsors, officers and directors entered into the A&R Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the Trust Account. Such redemption rights waiver was provided without any separate consideration paid in connection with providing such waiver. However, if our Sponsors or management team acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the completion window.

The Representatives have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination within the completion window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares.

Our Sponsors, officers and directors have agreed, pursuant to the A&R Letter Agreement, that they will not propose any amendment to the Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, will be paid using available borrowing capacity under the Promissory Note, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO, sale of Private Placement Units, and loans under the Sponsor Loan, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account less taxes payable, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be advisable and in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Bush & Associates CPA LLC, our independent registered public accounting firm, and the Representatives will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, the New Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Representatives against certain liabilities, including liabilities under the Securities Act. However, we have not asked the New Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the New Sponsor have sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that the New Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and the New Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our Independent Directors would determine whether to take legal action against the New Sponsor to enforce its indemnification obligations. While we currently expect that our Independent Directors would take legal action on our behalf against the New Sponsor to enforce its indemnification obligations to us, it is possible that our Independent Directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the Independent Directors to be too high relative to the amount recoverable or if the Independent Directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to the Articles or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event that we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of the Articles, like all provisions of the Articles, may be amended with a shareholder vote.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was initially $10.00 per Public Share as of immediately following our IPO. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsors, officers and directors have entered into the A&R Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, shares underlying the Private Placement Units and any Public Shares they may hold in connection with the completion of our initial business combination.

Limitation on Redemption Upon Completion of our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsors or our management at a premium to the then-current market price or on other undesirable terms.

Competition

We have entered into the Business Combination Agreement with GOWell. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, then in identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We maintain executive offices at 167 Madison Avenue Suite 205 #1017, New York, NY 10016 provided by the New Sponsor. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

Employees

We currently have three officers: Michael Blitzer, our Chief Executive Officer, Zikang Wu, our Chief Financial Officer, and Kevin Shannon, our Chief Operating Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed an initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for an initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of an initial business combination.

Periodic Reporting

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 167 Madison Ave, Suite 205 #1017, New York, NY 10016 or by telephone at +1 (212) 476-6908.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”). As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business and the Initial Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

While we plan to hold a shareholder meeting to approve the Proposed Business Combination, if we do not complete the Proposed Business Combination and instead search for an alternate initial business combination opportunity, we may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of an initial business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval of our initial business combination, the Sponsors will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our Public Shareholders do not approve of the business combination we complete.

Our Public Shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

At the time of investment in us, our Public Shareholders were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, their only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, the Sponsors and Representatives have agreed to vote in favor of the Proposed Business Combination, regardless of how our Public Shareholders vote.

As of December 31, 2025, the Sponsors and Representatives own 27.6% of our issued and outstanding ordinary shares. The Sponsors, Representatives and management team may from time to time purchase Class A Ordinary Shares prior to our initial business combination. The Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination requires an ordinary resolution which is the affirmative vote (in person (including virtually) or by proxy) of holders of a majority of the outstanding Ordinary Shares that are entitled to vote and are voted. As a result, in addition to the Sponsors’ and Representatives’ Founder Shares and Private Placement Units, we would not need any of the 8,625,000 Public Shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only the holders of 3,969,793 ordinary shares, representing a quorum under the Articles, are voted).

The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

The consummation of the Proposed Business Combination is conditioned on the aggregate amount in the Trust Account and the proceeds from potential or actual PIPE investments being equal to or exceeding $50,000,000 (the “Closing Cash”) at any time on or prior to the closing of the Proposed Business Combination (the “Minimum Cash Condition”). We expect the Minimum Cash Condition to be satisfied based on anticipated proceeds from PIPE investments to be consummated in connection with the Proposed Business Combination. If we do not complete the Proposed Business Combination and instead seek to complete another initial business combination, we may seek to enter into an initial business combination with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we entered into the Business Combination Agreement with GOWell, we did not know — and, if we do not complete the Proposed Business Combination and instead enter into an agreement for an alternate initial business combination opportunity, we will not know — how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, as the Proposed Business Combination does, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial business combination, though each of the Sponsors and Representatives have agreed to waive its anti-dilution rights under the Articles in connection with the Proposed Business Combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for our Public Shareholders than holders of our Founder Shares. The amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

The Business Combination Agreement requires us to have a minimum amount of cash at closing. We expect to satisfy this minimum cash condition through proceeds from a private investment in public equity (“PIPE”) financing, rather than from funds held in the Trust Account. However, if the PIPE financing is not completed or yields insufficient proceeds, and a significant number of shareholders exercise their redemption rights, we may fail to satisfy the minimum cash condition, in which case the Proposed Business Combination may not be completed. Similarly, if we do not complete the Proposed Business Combination and instead enter into an agreement for an alternate initial business combination opportunity, such agreement may also require us to have a minimum amount of cash at closing, and we may face the same risk. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

We are required to enter into an initial business combination within the completion window. At the time we entered into negotiations with GOWell, we had sufficient time remaining in the completion window, and we were able to conduct comprehensive due diligence and negotiate the Business Combination Agreement on terms we considered favorable. However, if we do not complete the Proposed Business Combination and instead seek an alternate initial business combination opportunity, any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, including hostilities with Iran and other current or future conflicts), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine and the recent conflicts in the Middle East is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target if we do not complete the Proposed Business Combination, our ability to complete the Proposed Business Combination or another initial business combination, and/or our business, financial condition and results of operations following completion of the Proposed Business Combination or another initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a target business if we do not complete the Proposed Business Combination and/or our ability to complete the Proposed Business Combination or another initial business combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, if we do not complete the Proposed Business Combination, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. The business prospects of GOWell or another target company could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on GOWell’s or such other target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete the Proposed Business Combination or another initial business combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on Holdco or another post-business combination company.

If we do not complete the Proposed Business Combination, we may not be able to consummate our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We have entered into a Business Combination Agreement with GOWell. However, if we do not complete the Proposed Business Combination and seek an alternative initial business combination opportunity, we may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the Public Rights may be worthless.

We have until August 14, 2026 or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our Articles to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, interest released to us for working capital purposes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Rights may be worthless.

If we seek shareholder approval of our initial business combination, our Sponsors, directors, executive officers, and their affiliates may elect to purchase Public Shares or Public Rights from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or Rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsors or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market, or take other actions to incentivize non-redemption, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Rights that such persons may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Rights in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our securities, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsors or the our directors, managers, officers, advisors and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining the shareholder approval of the proposed business combination, (2) reduce the amount of redemptions, or (3) reduce the number of Public Rights outstanding. Any such purchases of our securities may result in the completion of the proposed business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Sponsors or our directors, managers, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event the Sponsors, the Company’s or the target’s directors, managers, officers, advisors and their affiliates were to purchase Public Shares or Public Rights, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	this Annual Report discloses the possibility that the Sponsors or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Sponsors or the our directors, managers, officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders, they would do so at a price no higher than the price at which Public Shares may be redeemed;

●	any of our securities purchased by the Sponsors or our directors, managers, officers, advisors and their affiliates will not be voted in favor of approving the proposed business combination;

●	the Sponsors or our directors, managers, officers, advisors and their affiliates will not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we will disclose in a Form 8-K, before the shareholder meeting to approve the proposed business combination, the following material items:

○	the amount of securities purchased outside of the redemption offer by the Sponsors or the Company, the Company’s, or target’s directors, managers, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by the Sponsors or the Company, the Company’s, or target’s directors, managers, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by the Sponsors or our directors, managers, officers, advisors and their affiliates on the likelihood that the proposed business combination will be approved;

○	the identities of the security holders who sold to the Sponsors or our directors, managers, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to the Sponsors, the Company’s, or the target’s directors, managers, officers, advisors and their affiliates; and

○	the number of Public Shares for which we have received redemption requests pursuant to its redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the IPO and the sale of the Private Placement Units are intended to be used to complete one or more initial business combinations with a target business or businesses, we may be deemed to be a “blank check” company under the United States securities laws. We have entered into the Business Combination Agreement with GOWell as our proposed initial business combination; however, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combinations than do companies subject to Rule 419. Moreover, if the IPO had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial business combination, as we will in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares”, without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We have entered into a Business Combination Agreement with GOWell. However, if we do not complete the Proposed Business Combination and seek an alternative initial business combination opportunity, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Units if the Proposed Business Combination does not close, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless.

If the net proceeds of the IPO and simultaneous private placement not being held in the Trust Account are insufficient to allow us to operate until the completion an initial business combination, we will depend on loans from the New Sponsor or management team to complete the business combination.

As of December 31, 2025, we had $25,745 held outside of the Trust Account and a working capital deficit of $2,079,709. Subsequent to December 31, 2025, we entered into the Amendment to the Sponsor Loan, which increased the aggregate principal amount of the Promissory Note to $700,000 to reflect a $200,000 advance made by the New Sponsor to us for working capital. While we believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least the completion of an initial business combination, we cannot assure you that our estimate is accurate. Neither the Sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon the Closing. Up to $1,500,000 of any loans may be convertible into Private Placement Units at a price of $10.00 per Private Placement Unit at the option of the lender. Prior to the closing of the Proposed Business Combination, we do not expect to seek loans from parties other than the New Sponsor or an affiliate of the New Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete an initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares. The Public Rights may expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be advisable and in the best interests of the Company under the circumstances. Bush & Associates CPA LLC, our independent registered public accounting firm, and the underwriters of the IPO will not execute agreements with the Company waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of the Public Shares, if we are unable to complete the Proposed Business Combination or another initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the Proposed Business Combination or another initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemptions of the Public Shares. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the A&R Letter Agreement, the New Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked the New Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the New Sponsor has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that the New Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Proposed Business Combination or another initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete the Proposed Business Combination or another initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the New Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to the Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (i) $10.00 per Public Share; and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and the New Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the New Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the New Sponsor to enforce the New Sponsor’s indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our Sponsors, directors and officers.

We have agreed to indemnify each of our Sponsors and our officers and directors; however, the scope of our indemnification obligations differs between them. Our obligations to indemnify the New Sponsor and our existing directors officers are broader in scope: we have agreed to indemnify the New Sponsor and its affiliates against any claims arising out of or relating to our operations, New Sponsor’s ownership of equity interests in us, or any claim alleging management or control of our activities, subject only to carve-outs for willful misconduct, gross negligence, bad faith, or breach of a separate agreement. Our obligation to indemnify our Prior Sponsor and prior officers and directors is more limited: indemnification is available only to the fullest extent permitted by applicable law, and is subject to a good faith standard and additional statutory exclusions. In each case, our Sponsors, officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the Trust Account; or (ii) we consummate an initial business combination. Our obligation to indemnify our Sponsors, officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our Sponsors, officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our Sponsors, officers and directors pursuant to these indemnification provisions.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to the Public Shareholders, the Company files a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in the Company’s bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of the board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, the board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

Our shareholders may be held liable for claims by third parties against the Company to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it were proved that immediately following the date on which the distribution was made, the Company was unable to pay its debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and the Company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against it for these reasons. The Company and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of the our share premium account while it was unable to pay its debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Proposed Business Combination or another initial business combination or force us to abandon our efforts to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete the Proposed Business Combination, or any other initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination, such as the Proposed Business Combination. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

In 2024, the SEC provided guidance that the determination of whether a SPAC, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, we were formed for the purpose of completing an initial business combination with one or more businesses or entities, such as the Proposed Business Combination with GOWell. Since our inception, our business has been and will continue to be focused on identifying and completing the Proposed Business Combination with GOWell, or another initial business combination. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares subject to applicable law and our Articles. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Proposed Business Combination or any other initial business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the potential benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Rights would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive only approximately $10.36 per Public Share, which is based on estimates as of December 31, 2025, or less in certain circumstances, and our Rights may expire and become worthless. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the Trust Account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the Trust Account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Proposed Business Combination.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to SPACs, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations should we not complete the Proposed Business Combination with GOWell and instead pursue an alternative initial business combination opportunity.

Although we have entered into the Business Combination Agreement with GOWell as our proposed initial business combination, our efforts to identify a prospective initial business combination target have not been limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including the healthcare or healthcare-related industries sector. Our Articles prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

If the Proposed Business Combination is not consummated and we instead pursue an alternative initial business combination opportunity, there may be limited basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if the Proposed Business Combination does not close, we may combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors have and will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If the Proposed Business Combination does not close, we may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Class A Ordinary Shares will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we had identified general criteria and guidelines that we believed would be important in evaluating prospective target businesses, and which we believed were met in connection with the Proposed Business Combination, if we do not consummate the Proposed Business Combination but instead pursue an alternative initial business combination opportunity, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

We have entered into the Business Combination Agreement, for which utilized our general criteria we believed would be important in evaluating prospective target businesses. If we do not consummate the Proposed Business Combination but instead pursue an alternative initial business combination opportunity, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes outlined in our general criteria. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions at a price below $10.00 per share. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching initial business combination opportunities that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

The investigation of GOWell, drafting and execution of relevant agreements, disclosure documents and other instruments has required substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete the Proposed Business Combination, the costs incurred up to that point for the Proposed Business Combination likely would not be recoverable. If we do not complete the Proposed Business Combination and instead pursue an alternate initial business combination opportunity, we anticipate that the investigation of any such alternate target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial additional management time and attention and substantial additional costs for accountants, attorneys and others. Resources could be wasted in researching such alternate business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. There will be no redemption rights or liquidating distributions with respect to our Rights.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsors, their managing members, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsors, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Our Sponsors, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for initial business combination opportunities. If we do not consummate the Proposed Business Combination, we may pursue an alternative initial business combination opportunity, in which case we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity was an attractive business combination target and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsors, officers or directors (or their respective affiliates or related entities), potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsors, officers and directors, any other holder of our founder shares may lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

On June 1, 2024, our Prior Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 8,050,000 Founder Shares. On December 19, 2024, our Prior Sponsor forfeited an aggregate of 5,031,250 founder shares for no consideration, resulting in there being an aggregate of 3,018,750 Founder Shares outstanding, with up to 393,750 Founder Shares subject to surrender and forfeiture depending on the extent to which the Representatives’ over-allotment option is exercised. On February 14, 2025, simultaneously with the closing of the IPO, the Representatives fully exercised their over-allotment option, and accordingly, the 393,750 Founder Shares are no longer subject to surrender and forfeiture.

Prior to the initial investment in the company of $25,000 by the Prior Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 8,625,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such Founder Shares would represent approximately 26% of the outstanding shares after the IPO. The Founder Shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, the Prior Sponsor purchased 125,000 Private Placement Units in a private placement that closed simultaneously with the IPO. If we do not complete an initial business combination within the completion window, the Private Placement Units will be worthless. Further, the Sponsor Loan will only be repaid to the New Sponsor upon consummation of our initial business combination. The personal and financial interests of our Sponsors, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination, unless such completion window is extended as described herein.

We may issue notes or other debt securities, or otherwise incur substantial debt to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we do not consummate the Proposed Business Combination and instead seek an alternative initial business combination opportunity, we may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. As of the date of this Annual Report, we have entered into the Business Combination Agreement with GOWell and do not plan to effectuate any other business combinations. However, even if we do not complete the Proposed Business Combination and instead seek an alternative initial business combination opportunity or opportunities, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. For example, we plan to enter into the Proposed Business Combination with GOWell, which is a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsors, officers, directors or any of their affiliates. The Proposed Business Combination imposes a minimum cash requirement. If we do not complete the Proposed Business Combination and instead seek an alternate initial business combination, such initial business combination may impose a minimum requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy the Minimum Cash Condition, in connection with the Proposed Business Combination, or, if applicable, such other cash requirements in connection with an another initial business combination exceed the aggregate amount of cash available to us, we will not complete such business combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our Articles requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. In addition, our Articles requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have entered into a Business Combination Agreement with GOWell, in connection with which we have entered into PIPE transactions. However, we may need additional cash to consummate the Proposed Business Combination, or if we do not complete the Proposed Business Combination and seek an alternative initial business combination opportunity, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

Our Sponsors and Representatives control the appointment of our board of directors until the consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to the consummation of our initial business combination and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of December 31, 2025, our Sponsors and Representatives own 27.6% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. In addition, the Founder Shares, all of which are held by our New Sponsor, will entitle the holders to appoint all of our directors prior to the consummation of our initial business combination. Holders of our Public Shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on transferring the company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our Articles may only be amended by a special resolution passed by not less than 90% of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. If our Sponsors and Representatives purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsors nor Representatives nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsors, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsors and Representatives, because of their ownership position, will have considerable influence regarding the outcome. In addition, only the Class B Ordinary Shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, our New Sponsor will continue to exert control at least until the completion of our initial business combination.

Our ability to complete the Proposed Business Combination with GOWell, or another initial business combination, may be impacted if the initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties choose not to file voluntarily. If CFIUS determines that an investment subject to its jurisdiction presents national security risks, CFIUS has the power to require mitigation measures on the investment or can recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

We are a Cayman Islands exempted company and the New Sponsor is a Delaware limited partnership. The New Sponsor is exclusively “controlled” for CFIUS purposes by U.S. persons, and thus we do not believe that the New Sponsor is a “foreign person” as defined in the CFIUS regulations. With regards to the Proposed Business Combination, each of PubCo and GOWell is a Cayman Islands exempted company. The holder of 100% of the GOWell’s ordinary shares as of the date of the execution of the Business Combination Agreement was Hegro Well Pte. Ltd., a private company organized and existing under the laws of Singapore, and after the closing of the Proposed Business Combination, it is expected that such shareholder will hold between 62% and 75% of the outstanding ordinary shares of PubCo, depending on the level of redemptions and excluding any dilutive instruments. We further do not believe a CFIUS filing would be required for the Proposed Business Combination provided that no other foreign person will acquire “control” of PubCo or GOWell. PubCo and GOWell do not have a U.S. business that produces, designs, tests, manufactures, fabricates, or develops one or more “critical technologies,” as those terms are defined in the CFIUS regulations. The parties have determined that GOWell’s U.S. business does not produce, design, test, manufacture, fabricate, or develop one of more such critical technologies and that the Proposed Business Combination would not satisfy the “substantial interest” requirements defined in 31 C.F.R. § 800.244, and as a result, it is not mandatory to submit a CFIUS filing with respect to the Proposed Business Combination. However, if the Proposed Business Combination does not close and we pursue another initial business combination with another target, we cannot assure you that a CFIUS filing would not be required for another initial business combination. Involvement of any non-U.S. persons in an initial business combination (e.g., as existing shareholders of a target company or as investors), however, may increase the risk that an initial business combination becomes subject to regulatory review, including review by CFIUS. If an initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the transaction without notifying CFIUS and risk CFIUS intervention, before or after closing the transaction. If CFIUS were to review an initial business combination, CFIUS may decide to block or delay the business combination, impose conditions with respect to the business combination, recommend that the President of the United States order us to divest all or a portion of the U.S. target business of the business combination that we acquired without first obtaining CFIUS approval, or impose penalties if CFIUS believes that a mandatory notification requirement applied and was not met. The CFIUS review process could be lengthy. Because we have only a limited time to complete an initial business combination, our failure to obtain any required approvals within the completion window may require us to liquidate. If we are unable to consummate an initial business combination within the completion window, including as a result of extended regulatory review of the business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment.

We have entered into the Business Combination Agreement with GOWell, prior to which we conducted extensive due diligence. However, even though we did conduct extensive due diligence on GOWell, and – if we do not consummate the Proposed Business Combination and instead seek to enter into an alternative initial business combination opportunity – expect to conduct extensive due diligence on a target business with which we combine, we cannot ensure that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or rights holders who choose to remain shareholders or rights holders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders or rights holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of GOWell’s key personnel upon the completion of the Proposed Business Combination cannot be ascertained at this time. As of the date of this Annual Report, we are of the understanding that all members of GOWell’s management team will remain associated with PubCo following the Proposed Business Combination. However, it is possible that members of GOWell’s management will not wish to remain in place. Similarly, if we do not complete the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, the role of such acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time, and it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. For example, in connection with the Proposed Business Combination, our Public Shareholders will own less than 100% of the equity interests or assets of PubCo, and the existing shareholder of GOWell will acquire a controlling interest. However, even if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

We have entered into the Business Combination Agreement, prior to which we believe we had sufficient time, resources and information to assess GOWell as a business target. However, if we do not complete the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, our ability to assess the target business’s management may be limited due to a lack of time, resources or information, particularly as the end of the completion window nears, and the investigation of GOWell, drafting and execution of relevant agreements, disclosure documents and other instruments has required substantial management time and attention and substantial costs for accountants, attorneys and others which will likely not be recoverable. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’ management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and rights holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure the Proposed Business Combination with GOWell, and any other alternative initial business combination opportunity we pursue, in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, while we do not intend to do so in connection with the Proposed Business Combination, we may, in connection with an alternative initial business combination opportunity we may pursue of the Proposed Business Combination is not consummated and subject to any requisite shareholder approval: structure our business combination in a manner that requires shareholders and/or rights holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or rights holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a rights holder may need to satisfy any tax liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or rights received. In addition, shareholders and rights holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. For example, in connection with the Proposed Business Combination, GOWell operates in multiple jurisdictions outside the United States. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. We do not intend to do so in connection with the Proposed Business Combination, but we cannot guarantee we may not relocate in another jurisdiction if the Proposed Business Combination is not consummated and we pursue an alternative initial business combination opportunity. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may reincorporate in another jurisdiction, which may result in taxes imposed on our shareholders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Ordinary Shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. We do not intend to do so in connection with the Proposed Business Combination, but we cannot guarantee we may not relocate in another jurisdiction if the Proposed Business Combination is not consummated and we pursue an alternative initial business combination opportunity. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of our ordinary shares after the reincorporation.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

As we have entered into the Business Combination Agreement with GOWell, which has business operations outside of the United States, we face additional burdens in connection with completing the Proposed Business Combination, and if we effect the Proposed Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations. Similarly, if we do not complete the Proposed Business Combination and instead pursue an alternate initial business combination opportunity with a target company that has operations or opportunities outside of the United States, we may face comparable additional burdens in connection with investigating, agreeing to and completing such alternate initial business combination, and would be subject to similar additional risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, as we are in connection with the Proposed Business Combination, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination, as we are in connection with the Proposed Business Combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, as we are in connection with the Proposed Business Combination, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, as we are in connection with the Proposed Business Combination our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For example, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. In connection with the Proposed Business Combination, both we and GOWell are Cayman Islands exempted companies. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

As GOWell has operations outside of the United States, the economic, political and social conditions, as well as government policies, of the country or countries in which GOWell operates could affect our business following the completion of the Proposed Business Combination. Economic growth in such jurisdictions could be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If such economies experience a downturn or grow at a slower rate than expected, there may be less demand for spending in the industries in which GOWell operates, which could materially and adversely affect the post-combination business’s ability to become profitable. If we do not consummate the Proposed Business Combination and instead pursue an alternate initial business combination opportunity with a target that has international operations, similar macroeconomic risks in the relevant jurisdiction could materially and adversely affect our ability to find an attractive target business and, if we effect such business combination, the ability of that target business to become profitable.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place, as is anticipated in connection with the Proposed Business Combination. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Related to Our Sponsors and Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, as members of our management team have in connection with the Proposed Business Combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. In connection with the Proposed Business Combination, New Sponsor is negotiating on behalf of certain of our officers and directors to enter into consulting agreements with PubCo, pursuant to which those certain persons will provide consulting services to PubCo in exchange for consideration therefor to be issued at the effective time of the Second Merger. Additionally, Kevin Shannon, our Chief Operating Officer, is expected to serve as a director of PubCo following the Proposed Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsors, the managing member of the New Sponsor, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsors and our officers and directors have or may sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsors, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our A&R Letter Agreement with our Sponsors, officers, directors and advisors may be amended without shareholder approval.

Our A&R Letter Agreement with our Sponsors, officers, directors and advisors contain provisions relating to transfer restrictions of the Founder Shares, Retained Shares and Private Placement Units, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The A&R Letter Agreement may be amended without shareholder approval, and was amended and restated in connection with the Sponsor Transfer Transaction. While we do not expect our board to approve any amendment to the A&R Letter Agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the A&R Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Related to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Rights, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by August 14, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination by August 14, 2026, subject to applicable law and as further described herein. In no other circumstances will Public Shareholders have any right or interest of any kind in the Trust Account. Holders of Public Rights will not have any right to the proceeds held in the Trust Account with respect to the Public Rights. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Rights, potentially at a loss.

If we are unable to consummate the Proposed Business Combination or another initial business combination by the date required in our Articles, the Public Shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we are unable to consummate the Proposed Business Combination or another initial business combination by the date required in the Articles, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be less taxes payable and up to $100,000 to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of the Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate the Proposed Business Combination or another initial business combination prior thereto and only then in cases where investors have properly sought to redeem their Public Shareholders. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete the Proposed Business Combination or another initial business combination.

Nasdaq may delist the Class A Ordinary Shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A Ordinary Shares, Units and Rights are listed on Nasdaq under “IPEX”, “IPEXU” and “IPEXR”, respectively. We cannot assure you that the securities will continue to be listed on Nasdaq prior to the completion window. In order to continue listing our securities on Nasdaq prior to completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our securities are a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities will be listed on Nasdaq, our securities will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The grant of registration rights to our Sponsors and Representatives may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our securities.

Pursuant to the A&R Letter Agreement, our Sponsors, Representatives and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Units and their permitted transferees can demand that we register the Class A Ordinary Shares issuable upon the conversion of the Private Placement Units and the Class A Ordinary Shares and holders of Private Placement Units that may be issued upon conversion of working capital loans may demand that we register such shares or the Class A Ordinary Shares issuable upon conversion of the Private Placement Units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the ordinary shares owned by our Sponsors and Representatives, holders of our Private Placement Units or holders of our working capital loans or their respective permitted transferees are registered.

Our rights may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial business combination.

We will be issuing rights that may result in the issuance of up to 1,778,125 Class A Ordinary Shares, as part of the Units issued in the IPO and the Private Placement Units. In addition, if the New Sponsor makes any working capital loans, it may convert those loans into up to an additional 150,000 Private Placement Units, at the price of $10.00 per unit. To the extent we issue Ordinary Shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon conversion of these rights could make us a less attractive acquisition vehicle to a target business. Such rights, when converted, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete an initial business combination. Therefore, our rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

Because each Unit contains one Right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of our initial business combination, and only whole shares will be issued in exchange for rights, the Units may be worth less than units of other special purpose acquisition companies.

Except in cases where we are not the surviving company in a business combination, each holder of a Right will automatically receive one-fifth (1/5) of one Class A Ordinary Share upon consummation of our initial business combination. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a Right will be required to affirmatively convert its rights in order to receive the one-fifth (1/5) of one Class A Ordinary Share underlying each right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of rights.

As a result, you must hold Rights in multiples of five in order to receive Class A Ordinary Shares for all of your Rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and we redeem the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

We may amend the terms of the Rights in a manner that may be adverse to holders of Rights with the approval by the holders of at least a majority of the then issued and outstanding Rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the rights agreement to the description of the terms of the rights and the rights agreement set forth in this Annal Report, but requires the approval by the holders of at least a majority of the then issued and outstanding Rights to make any change that adversely affects the interests of the registered holders of Rights. Accordingly, we may amend the terms of the Rights in a manner adverse to a holder if holders of at least a majority of the then issued and outstanding rights approve of such amendment.

However, under Cayman Islands law, our directors may only exercise the Rights and powers granted to them under our Articles for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. We note that there is uncertainty as to whether a court would enforce such provisions, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our Rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder.

This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our and our management team’s control, and our shareholders may experience losses on their investment in our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Conyers Dill & Pearman LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A Ordinary Shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year.  On April 9, 2024, the U.S. Department of the Treasury issued proposed regulations addressing the application of the excise tax. The proposed regulations provide certain rules upon which taxpayers are generally entitled to rely until publication of final regulations. The proposed regulations clarify that certain distributions in complete liquidation or pursuant to a resolution or plan of dissolution generally are not repurchases that would be subject to the excise tax. In addition, certain redemptions that occur in the same taxable year as a complete liquidation is completed or in which a dissolution occurs would generally be exempt from such excise tax.

As an entity incorporated as a Cayman Islands exempted company, with no subsidiaries or previous merger or acquisition activity, the stock buyback tax is currently not expected to apply to redemptions of our Class A Ordinary Shares (absent any further regulations or other additional guidance that may be issued in the future).However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any further regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A Ordinary Shares (or other shares into which such Class A Ordinary Shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in  the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO registration statement captioned “Taxation — United States Federal Income Tax Considerations — U.S Holders”) of our Class A Ordinary Shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the IPO registration statement captioned “Taxation — United States Federal Income Tax Considerations — U.S Holders”). Because we are a blank check company with no current active business prior to our initial business combination, and based upon the composition of our income and assets, and upon a review of our financial statements, we believe that we likely will not qualify for the start-up exception and that we have been a PFIC since our first taxable year and will likely be considered a PFIC for the foreseeable future. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties on our directors and officers under U.S. laws.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

Item 2. Property

We currently utilize office space at 167 Madison Ave, Suite 205 #1017, New York, NY 10016 and our telephone number is (212) 476-6908.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Ordinary Shares, Rights and Units are listed on the Nasdaq Stock Market LLC under the symbols “IPEX”, “IPEXR and” “IPEXU,” respectively.

Holders

As of December 31, 2025, there were four holders of record of our units, two holders of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our Rights. We believe we have in excess of 300 beneficial holders of our securities.

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

Unregistered Sales

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

Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, acted as the lead book-running manager for the IPO and Seaport Global Securities acted as joint-book-runner for the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-284082). The Securities and Exchange Commission declared the registration statement effective on February 12, 2025.

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

On September 9, 2025, pursuant to the Securities Transfer Agreement, the Prior Sponsor converted the 2,028,750 Class B Ordinary Shares retained by it after the Sponsor Transfer Transaction on a one-for-one basis into Class A Ordinary Shares pursuant to the terms of the Class B Ordinary Shares in reliance on Section 3(a)(9) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On February 12, 2025, our registration statement on Form S-1 (File No. 333-284082) was declared effective by the SEC for our IPO. On February 14, 2025, the Company consummated its IPO of 8,625,000 Units, including 1,125,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one Class A Ordinary Share and one Right, each Right entitling the holder thereof to receive one-fifth of one Class A Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Transaction costs amounted to $5,974,093, consisting of $2,156,250 of cash underwriting fees, $3,450,000 of deferred underwriting fees payable upon the consummation of our initial business combination, and $367,789 of other offering costs.

Of the net proceeds from the IPO, Private Placement, and Sponsor Loan, $86,250,000 was deposited into the Trust Account. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated February 12, 2025, which was filed with the SEC.

As of December 31, 2025, after giving effect to our IPO and our operations subsequent thereto, approximately $89,330,468.24 was held in the Trust Account, $25,745 in our operating bank account and a working capital deficit of $2,079,709.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Inflection Point Acquisition Corp. V (f/k/a Maywood Acquisition Corp., the “Company”) is a blank check company incorporated on May 31, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. On November 19, 2025, the company changed the name from Maywood Acquisition Corp. to Inflection Point Acquisition Corp. V.

As of December 31, 2025, we had not yet commenced operations. All activity since inception through December 31, 2025, relates to our formation, the IPO, and the identification and evaluation of prospective target businesses for an initial business combination. We will not generate any operating revenues until the completion of an initial business combination. We generate non-operating income in the form of interest earned on the funds held in the Trust Account. We have selected December 31 as its fiscal year end.

On September 9, 2025, the Prior Sponsor entered into a Securities Transfer Agreement with the New Sponsor, pursuant to which the Prior Sponsor sold 990,000 Class B ordinary shares and assigned the Sponsor Loan (as defined below) to the New Sponsor for an aggregate purchase price of $1,300,000 and assigned the Sponsor Loan to the New Sponsor for $500,000, for an aggregate purchase price of $1,800,000. Pursuant to the terms of the Transfer Agreement, the Prior Sponsor converted its remaining 2,028,750 Class B Ordinary Shares into Class A Ordinary Shares and agreed to vote and restrict transfer of its retained securities in support of the Company’s initial business combination and related matters.

Also on September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into an Indemnification Agreement with the New Sponsor. Pursuant to the Indemnification Agreement, the Company agreed to indemnify and hold harmless the New Sponsor and its affiliates, officers, directors, and related parties against certain claims and losses arising from the Company’s operations, business combination activities, or the New Sponsor’s ownership of the Company’s equity interests, except for claims resulting primarily from the New Sponsor’s breach of another agreement with the Company or from its willful misconduct, gross negligence, or bad faith.

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

On October 13, 2025, the Company, GOWell Technology Limited, GOWell Energy Technology, and IPCV Merger Sub Limited entered into a Business Combination Agreement pursuant to which the Company will merge with and into PubCo, with PubCo continuing as the surviving entity, and, thereafter, Merger Sub will merge with and into GOWell, with GOWell continuing as a wholly owned subsidiary of PubCo. The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2025. Other than as specifically discussed, this Quarterly Report does not assume the closing of the Proposed Business Combination or the transactions contemplated by the Business Combination Agreement.

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

On November 19, 2025, the Company held an extraordinary general meeting. At the Extraordinary General Meeting, the Company’s shareholders approved (i) a proposal to change the name of the Company from “Maywood Acquisition Corp.” to “Inflection Point Acquisition Corp. V” and (ii) a proposal that the Company’s third amended and restated memorandum and articles of association be adopted in substitution for, and to the exclusion of, the existing second amended and restated memorandum and articles of association, to reflect the change of name. Each of the proposals was described in additional detail in the Company’s definitive proxy statement, dated October 27, 2025.

In connection with such name change, the Company’s Class A Ordinary Shares, Units, and Rights began trading under the symbols “IPEX”, “IPEXU” and “IPEXR”, respectively, beginning on November 25, 2025. The CUSIP numbers of the Company’s securities did not change as a result of the name change.

Initial Public Offering and Private Placement

Our registration statement for the IPO was declared effective on February 12, 2025. On February 14, 2025, we consummated the IPO of 8,625,000 Units, including 1,125,000 Units issued pursuant to the full exercise of the Representatives’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $86,250,000. Each Unit consists of one Class A Ordinary Share and one Right.

Simultaneously with the closing of the IPO, we completed a private placement of 265,625 Private Placement Units to the Prior Sponsor and Representatives at a price of $10.00 per Unit, generating gross proceeds of $2,656,250. Additionally, the Prior Sponsor provided a non-interest bearing loan of $500,000 pursuant to a promissory note, which was assigned to the New Sponsor in the Sponsor Transfer Transaction.

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

Going Concern Consideration

As of December 31, 2025, the Company had $25,745 in its operating bank account and a working capital deficit of $2,079,709. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 14, 2026, to consummate a business combination. It is uncertain whether the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate the Proposed Business Combination prior to August 14, 2026. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2026.

Results of Operations

For the year ended December 31, 2025, we had a net income of $396,872, which consists interest earned on marketable securities held in the Trust Account of $3,089,290, interest income of $12,369, and forgiveness of debt of $12,502, offset by operating costs of $2,717,289.

For the period from May 31, 2024 (inception) to December 31, 2024, the Company incurred a net loss of $7,712, primarily consisting of formation and audit-related expenses.

Contractual Obligations

Administrative Services Agreement

On February 14, 2025, we entered into an agreement to pay the Prior Sponsor a monthly fee of $1,667 for office space and administrative support services. On September 9, 2025, in connection with the Sponsor Transfer Transaction, we entered into a termination agreement, pursuant to which we terminated the Administrative Services Agreement, dated February 12, 2025, with the Prior Sponsor, and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder as of the September 9, 2025. Based on the termination of Administrative Services Agreement, no further administrative fees will accrue, and for the year ended December 31, 2025, $12,502 was recorded as forgiveness of debt in the accompanying consolidated statement of operations.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Title
Michael Blitzer	48	Chairman, Chief Executive Officer and Director
Zikang Wu	33	Chief Financial Officer and Director
Kevin Shannon	30	Chief Operating Officer
William Denkin	58	Director
Steven Tannenbaum	65	Director
Carolyn Trabuco	56	Director

Michael Blitzer has served as our Chairman, Chief Executive Officer and a Director since September 2025. Additionally, he has served since October 2024 as the Chairman and CEO of Inflection Point Acquisition Corp. III (“Inflection Point III”), a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with Air Water Ventures Holdings Limited on August 25, 2025. Mr. Blitzer served as President, CEO and a director of Inflection Point Acquisition Corp. IV (“Inflection Point IV”), a special purpose acquisition company, from July 2025 until the completion of its business combination with Merlin Labs, Inc. in March 2026. Mr. Blitzer served as CEO and director of Inflection Point Acquisition Corp. II (“Inflection Point II”), a special purpose acquisition company, from March 2023 until the completion of its business combination with USA Rare Earth, LLC in March 2025, and previously served as co-CEO and director of Inflection Point Acquisition Corp. (“Inflection Point I”), a special purpose acquisition company, from February 2021 until the completion of its business combination with Intuitive Machines, LLC in February 2023. He currently sits on the board of directors of Merlin, Inc. (Nasdaq: MRLN), on the board of directors and audit committee of Intuitive Machines, Inc. (Nasdaq: LUNR) and is the chair of the board of directors of USA Rare Earth, Inc. (Nasdaq: USAR). Mr. Blitzer is the founder and co-CEO of Kingstown Capital Management (“Kingstown”), which he founded in 2006 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations as clients. Over 19 years, Kingstown has invested in public and private equities, SPACs, PIPEs, and derivatives. At Kingstown, Mr. Blitzer has overseen and participated in nearly all the firm’s investment decisions including countless public and private investments in disruptive growth industries. Mr. Blitzer brings an in-depth understanding of public markets and has invested in a variety of corporate transactions such as spin-offs, rights offerings, public offerings, privatizations, and mergers & acquisitions. Mr. Blitzer began his Wall Street career at J.P. Morgan Securities in 1999 advising companies globally in private debt and equity capital raises followed by work at the investment fund Gotham Asset Management, which was founded by the author and investor Joel Greenblatt. Mr. Blitzer taught courses in Investing at Columbia Business School for five years in the 2010s. He holds an M.B.A. from Columbia Business School and a B.S. from Cornell University where he received the Cornell Tradition Fellowship. Mr. Blitzer is a trustee of Greens Farms Academy in Westport, CT where he is also Treasurer and Chair of the Investment Committee. We believe Mr. Blitzer is qualified to serve on our board of directors due to his extensive investment, financial, managerial and oversight experience as an investor and board member.

Zikang Wu, our Chief Financial Officer and a Director, previously served as our Chairman and Chief Executive Officer from May 2024 until the completion of the Sponsor Transfer Transaction. He is the founder and president of First Cover, Inc., a New York-based risk, compliance, and corporate services provider formed in April 2021. At First Cover, Mr. Wu has advised numerous publicly traded companies, emphasizing his expertise in public company listings, particularly within the SPAC sector. From June 2023 to December 2023, Mr. Wu served as Chief Executive Officer, Chief Financial Officer, and Chairman of Healthcare AI Acquisition Corp., a SPAC that has entered into a business combination agreement with Leading Group Limited, a provider of insurance products in the People’s Republic of China. Additionally, Mr. Wu is the Chief Executive Officer of Tigerless Health, Inc., a US direct-to-consumer Insurtech company that he founded in September 2018. Mr. Wu holds a Bachelor’s degree in accounting and finance from Lehigh University. We believe that Mr. Wu is well qualified to serve on the board of directors due to his experience in the SPAC industry and his relationships and contacts.

Kevin Shannon has served as our Chief Operating Officer since September 2025. Additionally, he has served as the COO of Inflection Point III since November 2024 and as the COO of Inflection Point IV from July 2025 to March 2026. He served as Chief of Staff of Inflection Point II from March 2023 to March 2025 and previously served as Chief of Staff of Inflection Point I from March 2021 to February 2023. In his role as Chief of Staff for Inflection Point II and Inflection Point I, Mr. Shannon was an active participant in all target search, negotiation, and due diligence workstreams. Mr. Shannon is a founder and partner of Inflection Point Asset Management, which he co-founded with Michael Blitzer in 2024. Inflection Point Asset Management invests in concentrated SPAC sponsor and PIPE positions, primarily focused on backing the Inflection Point franchise of SPACs. Mr. Shannon also currently serves as Capital Markets Advisor for Intuitive Machines, Inc and as Special Advisor to USA Rare Earth, Inc. Prior to Inflection Point Asset Management, Mr. Shannon was a Principal at The Venture Collective from April of 2023 to March of 2024 helping to source and diligence later stage investments for the venture capital firm. Before that, Mr. Shannon was a Senior Analyst at Kingstown from March of 2021 to March of 2023. Mr. Shannon began his career in Equity Capital Markets at Bank of America, spending time working across the Technology, Industrials, Equity-Linked, and SPAC teams within ECM. Mr. Shannon holds a B.A. from Colgate University.

William Denkin has served as our Director since September 2025. Additionally, he currently serves on the board of directors of Inflection Point III. Since April 2019, Mr. Denkin has been retired and managing his personal investments. Mr. Denkin served as Managing Director at Cowen and Company from April 2016 to April 2019. Prior to that, he served as Managing Director at CRT Capital Group (f/k/a Credit Research Trading) from June 1994 to April 2016. Mr. Denkin began his career as a trader at Shearson Lehman in 1989, where worked until 1991. He holds an M.B.A. from Columbia Business School and a B.S. in Economics from Colgate University. We believe Mr. Denkin is qualified to serve on our board of directors due to his extensive investment, trading and financial services experience.

Steven Tannenbaum has served as our Director since September 2025. Additionally, he serves as the President of Greenwood Investments, Inc., the general partner of several investment partnerships focusing on investments in public and private equities and development of commercial real estate since 1995. Mr. Tannenbaum began his career as an energy futures contract trader and member of the New York Mercantile Exchange in 1984. Subsequently from 1987 to 1993 he managed physical oil and oil futures trading activities for Astroline Corporation and Tricon, USA. Mr. Tannenbaum received a Bachelor of Science degree in Business Administration from the School of Management at Boston University in 1981. We believe Mr. Tannenbaum is qualified to serve on our board of directors due to his extensive investment and managerial experience.

Carolyn Trabuco has served as our Director since January 2026. Additionally, she has been serving as Founder and CEO of Thistledown Advisory Group, LLC, a USA-based strategic advisory and consulting firm. She also serves as a member of the board of directors of Merlin, Inc. (Nasdaq: MRLN), on which she has served since it went public in March 2026, as a member of the board of directors of USA Rare Earth, Inc. (Nasdaq:USAR), on which she has served since it went public in March 2025, and on the board of directors of Athena Technology Acquisition Corp. II (Nasdaq:ATEK) since November 2024. Prior to this, Ms. Trabuco previously served as an independent board member of Shimmick Corporation (Nasdaq:SHIM) from November 2023 to June 2025, as an independent director at Azul Brazilian Airlines (NYSE:AZUL), a commercial passenger airline she co-founded, from 2007 until April 2025, where she served as Compensation Committee Chair and member of the ESG Committee, as the lead independent director and audit committee member of Critical Metals Corp. (Nasdaq:CRML) from November 2022 to December 2024, and as a director at Sizzle Acquisition Corp. (Nasdaq:SZZL) from 2022-23. From 2009-2014, Ms. Trabuco was a portfolio manager and senior advisor at Astenbeck Capital Markets/Phibro Energy Trading LLC, with responsibility for investing in global resources and energy equities. Prior to that, Ms. Trabuco was a portfolio manager and senior equity research analyst at Pequot Capital Management where she established the firm’s investment presence in global metals, mining and steel and in Brazil. Ms. Trabuco began her investment career in Equity Research at Fidelity Investments and later at the Wall Street firms Lehman Brothers, Montgomery Securities and First Union Capital Markets. She is also an adjunct professor of finance at Sacred Heart University. Ms. Trabuco graduated from Georgetown University with a B.A. in Art History and an M.P.A. from Sacred Heart University in Public Administration. She holds certificates in Corporate Sustainability from Yale School of Management and in Compensation Committees from Harvard Business School.

Number and terms of office of officers and directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Public Shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B Ordinary Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Steven Tannenbaum, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of William Denkin and Carolyn Trabuco, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Michael Blitzer and Zikang Wu will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. William Denkin, Steven Tannenbaum and Carolyn Trabuco, each an independent director, serve as the members of our audit committee. William Denkin serves as the chairperson of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent.

Each member of the audit committee is financially literate and our board of directors has determined that Willam Denkin qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered pubic accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors, all of whom are independent. The members of our compensation committee are Steven Tannenbaum, William Denkin and Carolyn Trabuco. Steven Tannenbaum serves as the chairperson of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are William Denkin, Steven Tannenbaum and Carolyn Trabuco. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as Exhibit 19.1 to this Annual Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Articles or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. The Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to enter into an initial business combination Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael Blitzer	Kingstown Capital Management, L.P.	Asset management	Founder and Co-Chief Investment Officer
	Kingstown Capital Partners, LLC	Asset management	Managing Member
	Kingstown Management GP LLC	Asset management	Managing Member
	Kingstown Partners Master Ltd, Kingstown Partners II, L.P., Kingstown 1740 Fund, LP and Kingfishers L.P.	Investment Funds	Funds managed by Kingstown Capital Management, LP and Kingstown Management GP LLC
	Inflection Point Asset Management LLC	Asset management	Director and Chief Investment Officer
	Inflection Point GP I LLC	Asset management	Manager and Member
	Inflection Point Fund I LP	Investment Fund	Fund managed by Inflection Point Asset Management LLC and Inflection Point GP I LLC
	Inflection Point Acquisition Corp. III	Special purpose acquisition company	Chairman and Chief Executive Officer
	Merlin, Inc.	Aerospace Defense and Technology	Director
	Intuitive Machines, Inc.	Space exploration, infrastructure and services	Director
	Inflection Point Acquisition Corp. VI	Special purpose acquisition company	Chairman and Chief Executive Officer
	USA Rare Earth, Inc.	Manufacturing	Chairman
Zikang Wu	First Cover, Inc.	Professional Services	Chief Executive Officer
	Tigerless Health, Inc.	Insurance	Director
Kevin Shannon	USA Rare Earth, Inc.	Manufacturing	Special Advisor
	Inflection Point Asset Management LLC	Asset management	Director and Portfolio Manager
	Inflection Point Fund I LP	Investment Fund	Fund managed by Inflection Point Asset Management LLC and Inflection Point GP I LLC
	Inflection Point Acquisition Corp. III	Special purpose acquisition company	Chief Operating Officer
	Inflection Point Acquisition Corp. VI	Special purpose acquisition company	Chief Operating Officer
William Denkin	Inflection Point Acquisition Corp. III	Special purpose acquisition company	Director
Steven Tannenbaum	Greenwood Investments	Investment Funds	President
Carolyn Trabuco	Thistledown Advisory Group, LLC	Advisory and Consultancy	Founder and Chief Executive Officer
	USA Rare Earth, Inc.	Manufacturing	Director
	Athena Acquisition Corp. II	Special purpose acquisition company	Director
	Merlin, Inc.	Aerospace Defense and Technology	Director

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Articles provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have also entered into indemnification agreements with each of our current and former officers and directors.

We have also entered into an indemnification agreement with the New Sponsor. Pursuant to such indemnification agreement, we will indemnify, exonerate and hold harmless the New Sponsor and its shareholders, members, directors, managers, officers, control persons, affiliates, agents, advisors, consultants and representatives (together with the New Sponsor, the “Indemnified Persons”) from and against any and all claims, losses, liabilities, obligations, judgments, settlements, fees, costs, expenses, and the like, arising out of or relating to any pending or threatened claim, action, suit, proceeding, or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arise out of or relates to our operations or conduct of its business, a business combination, the New Sponsor’s ownership of our equity interests, and/or any claim against an Indemnified Person alleging any expressed or implied management, control or endorsement of any activities of the Company, or any express or implied association with the Company or any of its affiliates. The Indemnification Agreement will not however apply to claims arising primarily out of (a) any breach by such Indemnified Person of any other agreement between such Indemnified Person and the Company, or (b) the willful misconduct, gross negligence or bad faith of such Indemnified Person.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. From February 12, 2025, through September 9, 2025, we paid the Prior Sponsor an aggregate fee of $1,667 per month for providing us with office space and certain office and secretarial services (the “Monthly Administrative Fees”). On September 9, 2025, we entered into the Administrative Services Termination Agreement with the Prior Sponsor and the Prior Sponsor forgave and fully discharged all outstanding fees under the Administrative Services Agreement.

In connection with the Proposed Business Combination, prior to the completion of the Second Merger, GOWell will issue an aggregate of 4,481,250 ordinary shares of GOWell subject to vesting, forfeiture or other restrictions (the “GOWell Restricted Shares”) to certain of our officers and directors for services rendered to PubCo. The GOWell Restricted Shares are expected to be allocated as follows: 3,315,938 shares to Michael Blitzer, our Chairman and Chief Executive Officer, 1,105,312 shares to Kevin Shannon, our Chief Operating Officer, and 20,000 shares to each of William Denkin, Steven Tannenbaum and Carolyn Trabuco, our independent directors.

Additionally, the Sponsors and our officers and directors will be entitled to certain payments upon the completion of our initial business combination, including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

None of the funds in the Trust Account will be used to compensate our officers or directors. Except as set forth above, no compensation of any kind, including finder’s and consulting fees, have been paid or will be paid to the Sponsors, our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the business combination. However, as detailed above, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, as discussed above.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the shares underlying the Rights included in the Units offered in the IPO or the Private Placement Units as these Rights are not convertible within 60 days of the date hereof.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Directors and Executive Officers
Michael Blitzer(3)	–	0.0%	–	0.0%	0.0%
Kevin Shannon	–	0.0%	–	0.0%	0.0%
Zikang Wu	–	0.0%	–	0.0%	0.0%
William Denkin	–	0.0%	–	0.0%	0.0%
Steven Tannenbaum	–	0.0%	–	0.0%	0.0%
Carolyn Trabuco	–	0.0%	–	0.0%	0.0%
All executive officers and directors as a group (six individuals)	–	0.0%	–	0.0%	0.0%

Five Percent Holders
Maywood Sponsor, LLC(4)	2,153,750	19.7%	–	0.0%	18.1%
Inflection Point Fund I LP(3)	–	0.0%	990,000	100.0%	8.3%
Linden Capital L.P.(5)	840,772	7.7%	–	0.0%	7.1%
Karpus Management, Inc.(6)	1,016,543	9.3%	–	0.0%	8.5%
W. R. Berkley Corporation(7)	757,946	6.9%	–	0.0%	6.4%

(1)	Unless otherwise noted, the business address of each of the following is c/o Inflection Point Acquisition Corp. V, 167 Madison Ave, Suite 205 #1017, New York, NY 10016.
(2)	Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Inflection Point Fund I LP, the New Sponsor, is the record holder of such shares. Inflection Point GP I LLC (“IPG”) is the general partner of the New Sponsor. Michael Blitzer is the Chief Investment Officer of the New Sponsor and sole managing member of IPG. Each of IPG and Mr. Blitzer disclaim beneficial ownership of the shares held by the New Sponsor, except to the extent of their pecuniary interest therein.
(4)	Maywood Sponsor, LLC, our Prior Sponsor, is the record holder of such shares. Maywood Master, LLC is the managing member of the Prior Sponsor. Accordingly, it may be deemed to have or share beneficial ownership of the Class B Ordinary Shares held directly by the Prior Sponsor.
(5)	Relates to Class A Ordinary Shares held for the account of Linden Capital LP (“Linden Capital”) and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC (“Linden GP”) is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Class A Ordinary Shares held by Linden Capital. Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022. Information derived from Amendment No. 1 to Schedule 13G filed on February 12, 2026.
(6)	Relates to Class A Ordinary Shares owned directly by accounts managed by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The principal business address of Karpus is 183 Sully’s Trail, Pittsford, NY 14534. Information derived from Amendment No. 2 to Schedule 13G filed by Karpus on February 13, 2026.
(7)	Relates to Class A Ordinary Shares held by W. R. Berkley Corporation and Berkley Insurance Company (collectively, “Berkley”). The principal business address of Berkley is 475 Steamboat Road, Greenwich, CT 06830. Information derived from Schedule 13G filed by Berkley on November 7, 2025.

Our Sponsors and Representatives have agreed, subject to applicable securities laws, (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to redeem any Founder Shares or Class A Ordinary Shares underlying the Private Placement Units in connection with a shareholder vote to approve a proposed initial business combination and (C) to waive liquidation rights with respect to their Founder Shares and Class A Ordinary Shares underlying the Private Placement Units.

Our Sponsors and their controlling individuals and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On June 1, 2024, the Prior Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for 8,050,000 Founder Shares. On December 19, 2024, the Prior Sponsor forfeited an aggregate of 5,031,250 Founder Shares for no consideration, resulting in there being an aggregate of 3,018,750 Founder Shares outstanding, with up to 393,750 Founder Shares subject to surrender and forfeiture depending on the extent to which the Representatives’ over-allotment option is exercised. On February 14, 2025, simultaneously with the closing of the IPO, the Representatives fully exercised their over-allotment option, and accordingly, the 393,750 Founder Shares are no longer subject to surrender and forfeiture. The number of Founder Shares outstanding was determined based on the expectation that such Founder Shares would represent approximately 26% of the issued and outstanding shares after the IPO.

On September 9, 2025, the Prior Sponsor entered into the Securities Transfer Agreement with the New Sponsor, pursuant to which the Prior Sponsor sold, and the New Sponsor purchased, an aggregate of 990,000 Founder Shares. Simultaneously with the sale by the Prior Sponsor of such Founder Shares, the Prior Sponsor converted the 2,028,750 Founder Shares retained by it on a one-for-one basis into Class A Ordinary Shares pursuant to the terms of the Class B Ordinary Shares in reliance on Section 3(a)(9) of the Securities Act, pursuant to which no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

In connection with the Sponsor Transfer Transaction, the Prior Sponsor delivered executed resignation letters of each of the Company’s officers and directors (other than Zikang Wu, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer) to the New Sponsor. As a result and pursuant to the resignation letters, the Company’s existing officers and directors, other than Zikang Wu (in his capacities as Chief Financial Officer and director), were replaced with the persons indicated in “Item 10—Directors and Executive Officers of the Registrant” of this Annual Report. In connection with the appointments of the new officers and directors, the Company and each of the new officers and directors entered into a new form of Indemnification Agreement, a joinder to the Registration Rights Agreement, and the A&R Letter Agreement.

Pursuant to the A&R Letter Agreement, each of the Sponsors, and our directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares or Class A Ordinary Shares issuable upon conversion thereof until the earliest of (i) one year after the completion of a business combination or earlier if, subsequent to a business combination, the closing price of the Class A Ordinary Shares (or shares of common equity of the combined company) equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any consecutive 30-trading day period commencing at least 150 days after the business combination and (ii) subsequent to a business combination, the date on which we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Public Shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Upon the consummation of an initial business combination, such lock-up may be superseded and replaced by a lock-up entered into with the target business.

Private Placement of Units

Simultaneously with the closing of the IPO, the Prior Sponsor and the Representatives purchased 265,625 Units in a private placement at a price of $10.00 per Unit, or $2,656,250 in the aggregate.

The Private Placement Units purchased in the private placement may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until thirty (30) days after the completion of a business combination. Upon the consummation of an initial business combination, such lock-up may be superseded and replaced by a lock-up entered into with the target business.

Working Capital Loans

On February 12, 2025, we issued the Sponsor Loan in the form of an unsecured promissory note to the Prior Sponsor, pursuant to which we borrowed an aggregate principal amount of $500,000. On September 9, 2025, in connection with the Sponsor Transfer Transaction, pursuant to the Securities Transfer Agreement, the Prior Sponsor assigned its rights and obligations under the Sponsor Loan to the New Sponsor. On January 7, 2026, the Company and the Sponsor entered into an amendment to the Promissory Note, which increased the aggregate principal amount of the Promissory Note to $700,000 to reflect a $200,000 advance made by the New Sponsor to us for working capital. The Promissory Note is non-interest bearing and repayable in cash, with respect to the initial $500,000 loan, only upon the closing of our initial business combination and, with respect to the additional $200,000 loan, upon the earlier of the closing of our initial business combination and its liquidation. We may not prepay the Promissory Note.

In addition, in order to finance transaction costs in connection with the business combination, the New Sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (the “Working Capital Loans”). If we complete an initial business combination, we would repay any such Working Capital Loans out of the proceeds of the Trust Account released to us, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $10.00 per Unit. Such units would be identical to the Private Placement Units sold in the private placement consummated simultaneously with the IPO. In the event that we do not consummate an initial business combination during the completion window, and we liquidate and wind up, we may use a portion of proceeds held outside the Trust Account to repay any such Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of the date of this Annual Report, we had no outstanding borrowings under Working Capital Loans.

Administrative Services Agreement

The Administrative Services Agreement required us to pay the Prior Sponsor a total of $1,667 per month for office space, utilities and secretarial and administrative services, commencing on February 12, 2025, and extending through the earlier of the consummation of our initial business combination and our liquidation. On September 9, 2025, the Company and the Prior Sponsor entered into the termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement, and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder.

Sponsor Indemnification Agreement

On September 9, 2025, in connection with the Sponsor Transfer Transaction, we and the New Sponsor entered into an indemnification agreement (the “Sponsor Indemnification Agreement”), pursuant to which we will indemnify, exonerate and hold harmless the New Sponsor and its shareholders, members, directors, managers, officers, control persons, affiliates, agents, advisors, consultants and representatives (each, an “Indemnified Person”) from and against any and all claims, losses, liabilities, obligations, judgments, settlements, fees, costs, expenses, and the like, arising out of or relating to any pending or threatened claim, action, suit, proceeding, or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arise out of or relates to our operations or conduct of its business, our initial business combination, the New Sponsor’s ownership of equity interests of the Company, and/or any claim against an Indemnified Person alleging any expressed or implied management, control or endorsement of any activities of the Company, or any express or implied association with us or any of our affiliates. The Indemnification Agreement will not however apply to claims arising primarily out of (a) any breach by such Indemnified Person of any other agreement between such Indemnified Person and the Company, or (b) the willful misconduct, gross negligence or bad faith of such Indemnified Person.

Agreements Related to the Business Combination

Business Combination Agreement

On October 13, 2025, the Company, GOWell Technology Limited, a Cayman Islands exempted company, GOWell Energy Technology, a Cayman Islands exempted company, and IPCV Merger Sub Limited, a Cayman Islands exempted company, entered into the Business Combination Agreement (as amended on December 22, 2205 by Amendment No. 1 to the Business Combination Agreement). Pursuant to terms of the Business Combination Agreement and subject to the terms and conditions set forth therein: (a) the Company will merge with and into PubCo, as a result of which the separate corporate existence of SPAC will cease and PubCo will continue as the surviving company, and (b) at least one Business Day after the First Merger, Merger Sub will merge with and into the Company, as a result of which the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving company and a wholly owned direct subsidiary of PubCo.

The closing of the Proposed Business Combination is subject to required approval by the Company’s shareholders, GOWell’s shareholders, and the fulfilment of certain other terms and conditions set forth in the Business Combination Agreement.

Company Support Agreement

Concurrently with the execution of the Business Combination Agreement, on October 13, 2025, Hegro Well PTE. Ltd., a private company organized and existing under the laws of Singapore (“Parent”), who is the holder of record and the “beneficial owner” (within the meaning of Rule 13d-3 under the Exchange Act) of 100% of the issued and outstanding ordinary shares of GOWell (the “Company Ordinary Shares”), entered into a support agreement with the Company, GOWell and PubCo (the “Company Support Agreement”), pursuant to which Parent has agreed to (a) vote the Company Ordinary Shares held by Parent (together with any other equity securities thereafter acquired by Parent, the “Company Subject Securities”) in favor of the Business Combination Agreement and the transactions contemplated thereby, (b) be bound by certain other covenants and agreements related to the Transactions, (c) be bound by certain transfer restrictions with respect to the Company Subject Securities and (d) waive its dissenter rights under Section 238 of the Cayman Islands Company Act (as revised) (the “Cayman Act”) and any other similar statute. The Company Support Agreement expires upon the earlier of the effective time of the Second Merger and the termination of the Business Combination Agreement.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on October 13, 2025, we entered into a support agreement with the Sponsors, Representatives, GOWell and PubCo (the “SPAC Holders Support Agreement”). Pursuant to the SPAC Holders Support Agreement, each of the Sponsors and Representatives (collectively, the “SPAC Holders”, and the Company’s securities held by the SPAC Holders, collectively, the “Sponsor Subject Securities”), agreed to, among other things, (a) vote any Ordinary Shares held by such SPAC Holder, as applicable, in favor of the Shareholder Approval Matters (as defined therein) at any meeting of the shareholders to be called for approval of the Transactions (b) waive its anti-dilution rights under the Articles, (c) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute, (d) be bound by certain other covenants and agreements related to the Transactions, including, among other things, to not exercise their redemption rights with respect to any Ordinary Shares held by them, to not modify or amend any contract between the applicable SPAC Holder and the Company and take all actions as reasonably necessary to consummate the transactions contemplated by the Business Combination Agreement, and (e) be bound by certain transfer restrictions with respect to the Sponsor Subject Securities, in each case, on the terms and subject to the conditions set forth in the SPAC Holders Support Agreement. The SPAC Holders Support Agreement also provides that each of the SPAC Holders has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Subject Securities they may hold. The SPAC Holders Support Agreement expires upon the earlier of the effective time of the First Merger and the termination of the Business Combination Agreement.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of the IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors have determined that William Denkin, Steven Tannenbaum and Carolyn Trabuco are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have had and will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The firm of Bush & Associates CPA, LLC, acts as our independent registered public accounting firm. The following is a summary of fees paid to Bush & Associates for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from May 31, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $15,000 and $25,000, respectively, for the services Bush & Associates performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024, consolidated financial statements included in this Annual Report o.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from May 31, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2025 and for the period from May 31, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0 for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from May 31, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0, for services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements, and Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 6797)	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from May 31, 2024 (Inception) through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 2025 and for the period from May 31, 2024 (Inception) through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from May 31, 2024 (Inception) through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-16

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 12, 2025, by and among Maywood Acquisition Corp., Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Seaport Global Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
2.1	Business Combination Agreement, dated as of October 13, 2025, by and among Maywood Acquisition Corp., GOWell Technology Limited, IPCV Merger Sub Limited and GOWell Energy Technology (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on October 14, 2025).
2.2	Amendment to Business Combination Agreement, dated as of December 22, 2025, by and between Inflection Point Acquisition Corp. V and GOWell Technology Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on December 22, 2025).
3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on November 21, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-284082), filed with the SEC on January 23, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-284082), filed with the SEC on January 23, 2025).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-284082), filed with the SEC on January 23, 2025).
4.4	Rights Agreement, dated February 12, 2025, by and between Maywood Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
4.5	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-42518), filed with the SEC on April 15, 2025).
10.1	Investment Management Trust Agreement, dated February 12, 2025, by and between Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V) and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
10.2	Registration Rights Agreement, dated February 12, 2025, by and among Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V), Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, Seaport Global Securities LLC and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
10.3	Administrative Services Agreement, dated February 12, 2025, by and between Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V) and Maywood Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).

10.4	Form of D&O Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
10.5	Promissory Note, dated February 12, 2025, issued by Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V) to Maywood Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
10.6	Private Placement Units Purchase Agreement, dated February 12, 2025, by and between Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V) and Maywood Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
10.7	Private Placement Units Purchase Agreement, dated February 12, 2025, by and between Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V), Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Seaport Global Securities LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on February 14, 2025).
10.8	Indemnification Agreement, dated as of September 9, 2025, by and between Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V) and Inflection Point Fund I LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on September 12, 2025).
10.9	Termination of the Administrative Services Agreement, dated September 9, 2025, by and between Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V) and Maywood Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on September 12, 2025).
10.10	Amended and Restated Letter Agreement, dated September 9, 2025, by and among Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V), Maywood Sponsor LLC, Inflection Point Fund I LP, and each of the Company’s current and former directors and officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on September 12, 2025).
10.11	Company Support Agreement, dated as of October 13, 2025, by and among GOWell Technology Limited, Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V), GOWell Technology Limited and HegroWell PTE. Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on October 14, 2025).
10.12	SPAC Holder Support Agreement, dated as of October 13, 2025, by and among Maywood Acquisition Corp. (now known as Inflection Point Acquisition Corp. V), Inflection Point Fund I, LP, Maywood Sponsor, LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Seaport Global Securities LLC, GOWell Technology Limited and GOWell Energy Technology (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on October 14, 2025).
10.13	Amendment to Promissory Note, dated as of January 7, 2026, by and between Inflection Point Acquisition Corp. V and Inflection Point Fund I LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on January 9, 2026).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-284082), filed with the SEC on January 23, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42518), filed with the SEC on April 15, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-42518), filed with the SEC on April 15, 2025).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-284082), filed with the SEC on January 23, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-284082), filed with the SEC on January 23, 2025).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2026.

INFLECTION POINT ACQUISITION CORP. V

By:	/s/ Michael Blitzer
Michael Blitzer
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Blitzer	Chief Executive Officer and Chairman	March 23, 2026
Michael Blitzer	(Principal Executive Officer)

/s/ Zikang Wu	Chief Financial Officer and Director	March 23, 2026
Zikang Wu	(Principal Financial and Accounting Officer)

/s/ Kevin Shannon	Chief Operating Officer	March 23, 2026
Kevin Shannon

/s/ Steven Tannenbaum	Director	March 23, 2026
Steven Tannenbaum

/s/ William Denkin	Director	March 23, 2026
William Denkin

/s/ Carolyn Trabuco	Director	March 23, 2026
Carolyn Trabuco

INFLECTION POINT ACQUISITION CORP. V(F/K/A MAYWOOD ACQUISITION CORP.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 6797)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from May 31, 2024 (Inception) through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 2025 and for the period from May 31, 2024 (Inception) through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from May 31, 2024 (Inception) through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Inflection Point Acquisition Corp. V

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Inflection Point Acquisition Corp. V (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’(deficit) equity and cash flows for the year ended December 31, 2025, and for the period from May 31, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from May 31, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, as of December 31, 2025, the Company had $25,745 in its operating bank account and a working capital deficit of $2,079,709, and the Company has incurred and expects to continue to incur significant costs in pursuit of a business combination. The Company is required to consummate a business combination by August 14, 2026, or else liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s plans regarding these matters, including its intention to consummate the proposed GOWell Business Combination prior to August 14, 2026, are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

March 23, 2026

PCAOB ID Number 6797

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Cash	$25,745	$-
Prepaid expenses	163,017	-
Deferred offering costs associated with initial public offering	-	131,602
Total current assets	188,762	131,602
Marketable securities held in trust account	89,339,290	-
Total Assets	$89,528,052	$131,602

Liabilities, Ordinary Shares subject to possible redemption, and Shareholders’ (Deficit) Equity
Accounts payable and accrued expenses	$2,268,470	$3,124
Due to related party	-	111,190
Total current liabilities	2,268,470	114,314

Deferred underwriting fee	3,450,000	-
Sponsor Loan Payable	500,000	-
Total non-current liabilities	3,950,000	-

Total Liabilities	6,218,470	114,314
Commitment and Contingencies (Note 7)
Temporary equity – Class A ordinary shares subject to possible redemption
Class A ordinary shares, $0.0001 par value; 8,625,000 shares subject to possible redemption at $10.36 per share as of December 31, 2025 (zero as of December 31, 2024)	89,339,290	-

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,294,375 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of December 31, 2025 and zero shares issued and outstanding as of December 31, 2024	230	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 990,000 shares issued and outstanding (1)	99	302
Additional paid-in capital	-	24,698
Accumulated deficit	(6,030,037)	(7,712)
Total Shareholders’ (Deficit) Equity	(6,029,708)	17,288
Total Liabilities, Ordinary Shares subject to possible redemption, and Shareholders’ (Deficit) Equity	$89,528,052	$131,602

(1)	Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from May 31, 2024 (inception) to
	December 31, 2025	December 31, 2024
Formation and operating costs	$2,717,289	$7,681
General and administrative expenses	-	31
Loss from Operations	(2,717,289)	(7,712)
Other Income:
Forgiveness of debt	12,502	-
Interest earned on marketable securities held in trust account	3,089,290	-
Interest Income	12,369	-
Total other income	3,114,161	-
Net Income (loss)	$396,872	$(7,712)

Weighted average shares outstanding of Class A redeemable ordinary shares	7,561,644	-
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$-
Weighted average shares outstanding of Class A non-redeemable ordinary shares	860,955	-
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.04	$-
Weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	2,385,113	2,625,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$(0.00)

(1)	Includes up to 393,750 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

AND

THE PERIOD FROM MAY 31, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - May 31, 2024 (Inception)	-	-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder(1)	-	-	8,050,000	805	24,195	-	25,000
Cancellation of founder shares during the year	-	-	(5,031,250)	(503)	503	-	-
Net loss	-	-			-	(7,712)	(7,712)
Balance - December 31, 2024	-	-	3,018,750	302	24,698	(7,712)	17,288
Sale of private placement units	265,625	27	-	-	2,656,223	-	2,656,250
Conversion of Class B shares to Class A	2,028,750	203	(2,028,750)	(203)	-	-	-
Fair value of rights included in public units	-	-	-	-	7,848,750	-	7,848,750
Allocated value of offering costs to ordinary shares	-	-	-	-	(547,364)	-	(547,364)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(9,982,307)	(3,334,063)	(13,316,370)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(417,209)	(417,209)
Adjustment in allocated value of offering costs to ordinary shares	-	-	-	-	-	4,156	4,156
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	-	(2,672,081)	(2,672,081)
Net Income	-	-	-	-	-	396,872	396,872
Balance – December 31, 2025	2,294,375	$230	990,000	$99	$-	$(6,030,037)	$(6,029,708)

(1)	Includes an aggregate of up to 393,750 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the period from May 31, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$396,872	$(7,712)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(3,089,290)	-
Changes in operating assets and liabilities:
Prepaid Expenses	(163,017)	-
Accounts payable and accrued expenses	2,265,347	3,124
Related party payable	(111,190)	111,190
Net cash used in operating activities	(701,278)	106,602

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(86,250,000)	-
Net cash used in investing activities	(86,250,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Deferred offering costs associated with proposed public offering	-	(131,602)
Proceeds received from the initial public offering, gross	86,250,000	-
Proceeds received from private placement	2,656,250	-
Proceeds from Sponsor Loan	500,000	-
Offering costs paid	(2,429,227)	-
Net cash provided by financing activities	86,977,023	(106,602)

Net increase in cash	25,745	-
Cash - beginning of the period	-	-
Cash - ending of the period	$25,745	$-

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs included in Related party payable balance	$131,602	$-
Proceeds allocated to public rights	$7,848,750	$-
Allocation of offering costs to ordinary shares subject to redemption	$5,467,622	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$13,316,372	$-
Subsequent measurement of ordinary shares subject to possible redemption	$2,235,688	$-
Deferred underwriting commissions	$3,450,000	$-
Reclassification of value for Class A ordinary shares	$86,250,000	$-
Conversion of Class B shares to Class A shares	$203	$-

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Inflection Point Acquisition Corp. V (f/k/a Maywood Acquisition Corp., the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 31, 2024. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “business combination”).

The Company became effective on February 12, 2025. On February 14, 2025, the Company consummated its initial public offering of 7,500,000 units (“Units”), generating gross proceeds of $75,000,000, which is described in Note 4. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination (the “Public Rights”). Additionally, on February 14, 2025, the underwriters fully exercised their over-allotment option, purchasing an additional 1,125,000 Units, generating additional gross proceeds of $11,250,000. As a result, the total gross proceeds from the IPO and over-allotment reached $86,250,000. Simultaneously with the closing of the IPO and over-allotment, the Company completed the sale of 265,625 Units (the “Private Placement Units”, and such sale, the “Private Placement”) at a price of $10.00 per Private Placement Unit in a private placement to Maywood Sponsor, LLC (the “Prior Sponsor”) and the representatives of the underwriters. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination (the “Private Rights”, and together with the Public Rights, the “Rights”).

Simultaneously with the closing of the IPO, pursuant to the Prior Sponsor’s promissory note (the “Sponsor Note”), the Prior Sponsor loaned $500,000 to the Company (the “Sponsor Loan”) at no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account (defined below). The Sponsor Loan will be repaid upon the consummation of the Company’s initial business combination. The Sponsor Loan is not convertible into any securities of the Company. In the event the Company does not complete a business combination, the Sponsor Loan will only be repaid using funds held outside of the Trust Account. On January 7, 2026, the Company and the New Sponsor entered into an amendment to the Sponsor Note, as described in further detail below.

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

On November 19, 2025, the Company held an extraordinary general meeting. At the extraordinary general meeting, the Company’s shareholders approved (i) a proposal to change the name of the Company from “Maywood Acquisition Corp.” to “Inflection Point Acquisition Corp. V” (the “Name Change Proposal”) and (ii) a proposal that the Company’s third amended and restated memorandum and articles of association (as may be amended from time to time, the “Third A&R M&A”) be adopted in substitution for, and to the exclusion of, the existing second amended and restated memorandum and articles of association, to reflect the change of name (the “Articles Amendment Proposal”). The Name Change Proposal was proposed to reflect that it the Company is now led and back by the management team of Inflection Point Asset Management, LP. Each of the proposals was approved by the requisite vote of the shareholders. Each of the proposals is described in additional detail in the Company’s definitive proxy statement, dated October 27, 2025.

In connection with such name change, the Company’s Class A ordinary shares, units, and rights will begin trading under the symbols “IPEX”, “IPEXU” and “IPEXR”, respectively, beginning on November 25, 2025. The CUSIP numbers of the Company’s securities did not change as a result of the name change.

The Company has a wholly-owned subsidiary, IPCV Merger Sub Limited (“Merger Sub”), a Cayman Islands exempted company, incorporated on October 3, 2025, which was formed solely in contemplation of the proposed Business Combination with GOWell Technology Limited. (the “GOWell Business Combination”). Merger Sub has not commenced any operations and has only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the GOWell Business Combination.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the IPO, the Company’s search for a prospective business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

INFLECTION POINT ACQUISITION CORP. V
(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 13, 2025, the Company, GOWell Technology Limited (“GOWell”), GOWell Energy Technology (“PubCo”), and Merger Sub entered into a Business Combination Agreement (as amended by Amendment No. 1 to the Business Combination Agreement, dated December 22, 2025, and as may be amended from time to time, the “Business Combination Agreement”), pursuant to which the Company will merge with and into PubCo, with PubCo continuing as the surviving entity, and, thereafter, Merger Sub will merge with and into GOWell, with GOWell continuing as a wholly owned subsidiary of PubCo.

On December 22, 2025, the Company and GOWell Technology Limited entered into that certain Amendment No. 1 to the Business Combination Agreement in order to clarify the number of PubCo Series A Investor Warrants to be issued upon conversion of the Company Warrants at the Second Merger Effective Time (each as defined therein).

The Trust Account

Upon the closing of the IPO and the Private Placement, $86,250,000 ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement and Sponsor Loan were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in either (i) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, and/or in any open ended investment company registered under the Investment Company Act that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to the Articles prior thereto or to redeem 100% of our Public Shares if an initial business combination is not completed within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of IPO, return of the funds held in the Trust Account to Public Shareholders as part of redemption of the Public Shares.

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

The Company is required to provide its Public Shareholderswith the opportunity to redeem all or a portion of their Public Shares upon the completion of the business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

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

Sponsor Transaction

On September 9, 2025, the Prior Sponsor entered into a Securities Transfer Agreement (the “Transfer Agreement”) with Inflection Point Fund I LP (the “New Sponsor”), pursuant to which the Prior Sponsor sold, and the New Sponsor purchased, 990,000 Class B ordinary shares for an purchase price of $1,300,000 and assigned the Sponsor Loan to the New Sponsor for $500,000, for an aggregate purchase price of $1,800,000 (such transaction, the “Sponsor Transfer Transaction”). Pursuant to the terms of the Transfer Agreement, the Prior Sponsor converted its remaining 2,028,750 Class B ordinary shares into Class A ordinary shares and agreed to vote and restrict transfer of its retained securities in support of the Company’s initial business combination and related matters.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 2025, in connection with the Sponsor Transfer Transaction, the Prior Sponsor delivered to the New Sponsor resignation letters from all of the Company’s officers and directors other than Zikang Wu, the Company’s Chairman, Chief Executive Officer, and Chief Financial Officer, in his capacity as Chief Financial Officer. Pursuant to such resignations and the vote of the holder of the Company’s Class B Ordinary Shares, effective September 11, 2025, the Company’s board of directors consists of Zikang Wu, Michael Blitzer, William Denkin and Steven Tannenbaum and Michael Blitzer was appointed as Chairman of the Board and Chief Executive Officer, and Kevin Shannon was appointed as Chief Operating Officer.  Additionally, the Company, the Prior Sponsor, the New Sponsor, and the current and former officers and directors entered into an amended and restated letter agreement to reflect the change in management of the Company.

Going Concern Consideration

As of December 31, 2025, the Company had $25,745 in its operating bank account and a working capital deficit of $2,079,709. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a business combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine conflict and the ongoing conflicts in the Middle East, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or completion of its initial business combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company identified certain immaterial errors in its previously issued financial statements for the year ended December 31, 2024.

The revisions primarily relate to:

1.	The reclassification of changes in related party payable within the consolidated statement of cash flows from financing activities to operating activities of $111,190;

2.	The reclassification of deferred offering costs associated with proposed public offering within the consolidated statement of cash flows from operating activities to financing activities of $131,602;

3.	A correction on December 31, 2024 10-K Note 5 to reflect $111,190 as an advance from a related party, which was previously reported as $131,602.

The Company evaluated the materiality of these items, both individually and in the aggregate, and concluded that they were not material to the previously issued financial statements. Accordingly, the Company has revised the 2025 financial statements to correct these items. The impact of these revisions is reflected in the accompanying consolidated financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had $25,745 and zero in cash, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Marketable Securities held in Trust Account

As of December 31, 2025 and 2024, the Company had $89,339,290 and $0, in marketable securities held in the Trust Account, respectively.

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

Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet, as summarized in the following table:

Public offering proceeds	$86,250,000
Less:
Proceeds allocated to public rights	(7,848,750)
Allocation of offering costs related to redeemable shares	(5,463,844)
Add:
Accretion of carrying value to redemption value	13,312,594
Ordinary shares subject to possible redemption, December 31, 2024	86,250,000
Add:
Subsequent measurement of ordinary shares subject to possible redemption	3,089,290
Ordinary shares subject to possible redemption, December 31, 2025	$89,339,290

The Class A ordinary shares that are not subject to redemption and the Class B ordinary shares are classified as a component of shareholder’s equity since they are not subject to possible redemption outside of the Company’s control.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception) through December 31, 2025.

Net Income (Loss) Per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

For the period from May 31, 2024 (inception) through December 31, 2024
Particulars	Class A Redeemable	Class A Non-Redeemable	Class B	Class A Redeemable	Class A Non-Redeemable	Class B
Numerators:
Allocation of net income (loss)	$277,673	$31,615	$87,584	$-	$-	$(7,712)

Denominators:
Weighted average shares outstanding	7,561,644	860,955	2,385,113	-	-	7,000,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$0.04	$-	$-	$(0.00)

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

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$89,339,290	$—
Cash	1	$25,745	$—

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 7,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of one Class A ordinary share and one Public Right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial business combination. Five Public Rights will entitle the holder to receive one Class A ordinary share (see Note 8). The Company will not issue fractional shares, so unless a holder purchased Units in multiples of five, such holder will not be able to receive or trade the fractional shares underlying the Public Rights.

The Company also granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units to cover over-allotments, which was fully exercised on February 14, 2025, generating additional gross proceeds of $11,250,000.

NOTE 5 – PRIVATE PLACEMENT

The Sponsor and the representatives of the underwriters purchased an aggregate of 265,625 Private Placement Units at a price of $10.00 per Unit, for a total purchase price of $2,656,250, in a private placement that occurred simultaneously with the closing of the IPO.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2024, the Company approved the acquisition by the Prior Sponsor of an aggregate of 8,050,000 Class B ordinary shares of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On December 19, 2024, the Prior Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Founder Shares outstanding. Additionally, up to 420,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised. Since the underwriters fully exercised the over-allotment option, no Founder Shares were forfeited, and the total Founder Shares outstanding remained at 3,018,750.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 9, 2025, pursuant to the terms of the Transfer Agreement and the Articles, the Prior Sponsor converted 2,028,750 Class B ordinary shares into Class A ordinary shares. Following this conversion, the Company had an aggregate of redeemable 8,625,000 Class A ordinary shares, 2,294,375 non-redeemable Class A ordinary shares and 990,000 Class B ordinary shares issued and outstanding.

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

On September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into a termination agreement, pursuant to which the Company terminated the Administrative Services Agreement, and the Prior Sponsor forgave and fully discharged all outstanding fees thereunder as of September 9, 2025. Based on the termination of the Administrative Services Agreement, no further administrative fees will accrue, and for the year ended December 31, 2025, $12,502 was recorded as forgiveness of debt in the accompanying consolidated statement of operations.

Due to Related Party

The Sponsor paid certain formation, deferred offering, and operating expenses on behalf of the Company, totaling $111,190 during the period from May 31, 2024 (inception) through December 31, 2024. These advances are non-interest-bearing and payable on demand. The amount paid by the Prior Sponsor on behalf of the Company is included within due to related party on the Company’s consolidated balance sheet as of December 31, 2024 and 2025, and was fully settled by February 14, 2025. As of December 31, 2025 and 2024, the outstanding amount due to the related party was $0 and $111,190, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per private placement unit at the option of the lender. Such private placement units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The length and impact of the ongoing conflicts are highly unpredictable, and as such they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Indemnification Agreement

Also on September 9, 2025, in connection with the Sponsor Transfer Transaction, the Company entered into the Indemnification Agreement with the New Sponsor. Pursuant to the Indemnification Agreement, the Company agreed to indemnify and hold harmless the New Sponsor and its affiliates, officers, directors, and related parties against certain claims and losses arising from the Company’s operations, business combination activities, or the New Sponsor’s ownership of the Company’s equity interests, except for claims resulting primarily from the New Sponsor’s breach of another agreement with the Company or from its willful misconduct, gross negligence, or bad faith.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDER’S (DEFICIT) EQUITY

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of December 31, 2025, the Company had 10,919,375 Class A ordinary shares issued and outstanding, consisting of 8,625,000 Class A ordinary shares sold as part of the Units in the IPO (including 1,125,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option), 2,028,750 Founder Shares that were converted into Class A ordinary shares on September 9, 2025 pursuant to the Transfer Agreement, and 265,625 Class A ordinary shares issued as part of the Private Placement Units sold to the Prior Sponsor and the representatives of the underwriters. The Class A ordinary shares sold in the IPO are subject to possible redemption and are classified as temporary equity in accordance with ASC 480-10-S99. The Class A ordinary shares issued as Founder Shares and the Class A ordinary shares included in the Private Placement Units are not subject to redemption and are classified as permanent equity. Each Unit consists of one Class A ordinary share and one Public Right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of the Company’s initial business combination. Only whole shares will be issued in exchange for Public Rights; fractional shares will be forfeited.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share.

At December 31, 2025, the Company had 990,000 Founder Shares issued and outstanding. On June 1, 2024, the Prior Sponsor purchased 8,050,000 Class B ordinary shares (Founder Shares) for an aggregate purchase price of $25,000. On December 19, 2024, the Prior Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Class B ordinary shares outstanding. On September 9, 2025, the Prior Sponsor sold, and the New Sponsor purchased, 990,000 Founder Shares for an aggregate purchase price of $1,300,000. Pursuant to the Transfer Agreement and the Articles, the Prior Sponsor elected to convert the remaining 2,028,750 Class B ordinary shares into Class A ordinary shares.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law; provided that prior to the closing of a business combination, only holders of Class B ordinary shares have the right to vote on the appointment or removal of directors and on continuing the Company in a jurisdiction outside the Cayman Islands.

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

Rights — Each Unit sold in the IPO includes one Public Right, and each Private Placement Unit sold in the Private Placement includes one Private Right. Each such Right entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial business combination. As of December 31, 2025, there were 8,625,000 Public Rights issued in connection with the IPO and 265,625 Private Rights included in the Private Placement Units purchased by the Prior Sponsor and representatives of the underwriters. Fractional shares will not be issued, and holders must hold Rights in multiples of five to receive a full Class A ordinary share. Any Rights not exchangeable into a whole share will expire worthless. The Rights are classified as equity in accordance with ASC 815, as they are indexed to the Company’s own stock and do not require cash settlement. The gross proceeds of the IPO were allocated to the Public Rights based on relative value, with $7,848,750 recorded in shareholders’ equity related to the Public Rights on February 14, 2025. The Rights are not remeasured to fair value on a recurring basis.

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

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statement was issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statement, other than noted below.

On January 7, 2026, the Company and Sponsor entered into an amendment (the “Promissory Note Amendment”) to that certain promissory note dated as of February 12, 2025 (as amended, the “Promissory Note”), which increased the aggregate principal amount of the Promissory Note to $700,000 to reflect a $200,000 advance made by Sponsor to the Company for working capital. The Promissory Note is non-interest bearing and repayable in cash, with respect to the initial $500,000 loan, only upon the closing of SPAC’s initial business combination and, with respect to the additional $200,000 loan, upon the earlier of the closing of the Company’s initial business combination and its liquidation. The Promissory Note may not be prepaid by the Company.

On January 20, 2026, the Company increased the size of the Board from four to five directors and appointed Carolyn Trabuco to serve as a Class II director, with a term expiring at the Company’s second annual meeting of shareholders. Ms. Trabuco was also appointed as a member of the audit committee of the Board.