Form 10-Q
period 2026-03-31
Inflection Point Acquisition Corp. V
filed 2026-05-15
CIK 2028355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-42518

INFLECTION POINT ACQUISITION CORP. V
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

167 Madison Ave, Suite 205 #1017, New York, NY	10016
(Address of principal executive offices)	(Zip code)

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

As of May 15, 2026, the registrant had 10,919,375 Class A ordinary shares, par value $0.0001 per share, and 990,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

Part I - Financial Information

Item 1 – Interim Financial Statements

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash	$10,863	$25,745
Prepaid expenses	177,462	163,017
Total current assets	188,325	188,762
Marketable securities held in trust account	90,124,845	89,339,290
Total Assets	$90,313,170	$89,528,052

Liabilities, Ordinary Shares subject to possible redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$2,613,132	$2,268,470
Total current liabilities	2,613,132	2,268,470

Deferred underwriting fee	3,450,000	3,450,000
Sponsor Loan Payable	700,000	500,000
Total non-current liabilities	4,150,000	3,950,000

Total Liabilities	6,763,132	6,218,470
Commitment and Contingencies (Note 6)
Temporary equity – Class A ordinary shares subject to possible redemption
Class A ordinary shares, $0.0001 par value; 8,625,000 shares subject to possible redemption at $10.45 and 10.36 per share as of March 31, 2026 and December 31, 2025, respectively	90,124,845	89,339,290

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	―	―
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,294,375 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	230	230
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 990,000 shares issued and outstanding	99	99
Additional paid-in capital	―	―
Accumulated deficit	(6,575,136)	(6,030,037)
Total Shareholders’ Deficit	(6,574,807)	(6,029,708)
Total Liabilities, Ordinary Shares subject to possible redemption, and Shareholders’ Deficit	$90,313,170	$89,528,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)

Formation and operating costs	$545,794	$40,423
Loss from Operations	(545,794)	(40,423)
Other Income:
Interest earned on marketable securities held in trust account	785,555	417,209
Interest Income	695	3,151
Total other income	786,250	420,360
Net Income	$240,456	$379,937

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	4,360,955
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.02	$0.05
Weighted average shares outstanding of Class A non-redeemable ordinary shares	2,294,375	14
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.02	$0.05
Weighted average shares outstanding of Class B non-redeemable ordinary shares	990,000	3,018,750
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.02	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE ENDED MARCH 31, 2026 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025 (Audited)	2,294,375	$230	990,000	$99	$—	$(6,030,037)	$(6,029,708)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(785,555)	(785,555)
Net Income	—	—	—	—	—	240,456	240,456
Balance – March 31, 2026 (Unaudited)	2,294,375	$230	990,000	$99	$—	$(6,575,136)	$(6,574,807)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024 (Audited)	—	$—	3,018,750	$302	$24,698	$(7,712)	$17,288
Sale of private placement units	265,625	27	—	—	2,656,223	—	2,656,250
Fair value of rights included in public units	—	—	—	—	7,848,750	—	7,848,750
Allocated value of offering costs to ordinary shares	—	—	—	—	(547,364)	—	(547,364)
Remeasurement of ordinary shares subject to possible redemption	—	—	—	—	(9,982,308)	(3,334,064)	(13,316,372)
Subsequent measurement of ordinary shares subject to possible redemption	—	—	—	—	—	(417,209)	(417,209)
Net Income	—	—	—	—	—	379,937	379,937
Balance – March 31, 2025 (Unaudited)	265,625	$27	3,018,750	$302	$—	$(3,379,047)	$(3,378,718)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income		$240,456		$379,937
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account		(785,555)		(417,209)
Changes in operating assets and liabilities:
Prepaid Expenses		(14,445)		(85,753)
Accounts payable and accrued expenses		―		13,413
Related party payable		344,661		(108,689)
Net cash used in operating activities		(214,882)		(218,301)

Cash Flows from Investing Activities:
Cash deposited in Trust Account		―		(86,250,000)
Net cash used in investing activities		―		(86,250,000)

Cash Flows from Financing Activities:
Proceeds received from the initial public offering, gross		―		86,250,000
Proceeds received from private placement		―		2,656,250
Proceeds from Sponsor Loan		200,000		500,000
Offering costs paid		―		(2,433,382)
Net cash provided by financing activities		200,000		86,972,867

Net increase in cash		(14,882)		504,566
Cash - beginning of the period		25,745		―
Cash - ending of the period		$10,863		$504,566

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs included in Related party payable balance	$	―		$140,000
Proceeds allocated to public rights	$	―		$7,848,750
Allocation of offering costs to ordinary shares subject to redemption	$	―		$5,467,622
Remeasurement adjustment on ordinary shares subject to possible redemption		$13,316,372		$13,316,372
Subsequent measurement of ordinary shares subject to possible redemption		$785,555		$417,209
Deferred underwriting commissions		$3,450,000		$3,450,000
Reclassification of value for Class A ordinary shares	$	―		$86,250,000
Conversion of Class B shares to Class A shares		$203	$	―

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The registration statement for the Company’s initial public offering (“IPO”) became effective on February 12, 2025. On February 14, 2025, the Company consummated its initial public offering of 7,500,000 units (“Units”), generating gross proceeds of $75,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share (the “Public Shares”, and the holders of Public Shares, the “Public Shareholders”) and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination (the “Public Rights”). Additionally, on February 14, 2025, the underwriters fully exercised their over-allotment option, purchasing an additional 1,125,000 Units, generating additional gross proceeds of $11,250,000. As a result, the total gross proceeds from the IPO and over-allotment was $86,250,000. Simultaneously with the closing of the IPO and over-allotment, the Company completed the sale of 265,625 Units (the “Private Placement Units”, and such sale, the “Private Placement”) at a price of $10.00 per Private Placement Unit in a private placement to Maywood Sponsor, LLC (the “Prior Sponsor”) and the representatives of the underwriters. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination (the “Private Rights”, and together with the Public Rights, the “Rights”).

Simultaneously with the closing of the IPO, pursuant to the Prior Sponsor’s promissory note (the “Sponsor Note”), the Prior Sponsor loaned $500,000 to the Company (the “Sponsor Loan”) at no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account (defined below). The Sponsor Loan will be repaid upon the consummation of the Company’s initial business combination. The Sponsor Loan is not convertible into any securities of the Company. In the event the Company does not complete a business combination, the Sponsor Loan will only be repaid using funds held outside of the Trust Account. On January 7, 2026 and April 2, 2026, the Company and the New Sponsor entered into amendments to the Sponsor Note, as described in further detail below.

Transaction costs of the IPO amounted to $6,010,829, consisting of $2,156,250 of underwriting fees (excluding proceeds of $1,406,250 from the purchase of Private Placement Units by the representatives of the underwriters), $3,450,000 of deferred underwriting commission and $404,579 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

On November 19, 2025, the Company held an extraordinary general meeting. At the extraordinary general meeting, the Company’s shareholders approved (i) a proposal to change the name of the Company from “Maywood Acquisition Corp.” to “Inflection Point Acquisition Corp. V” and (ii) a proposal that the Company’s third amended and restated memorandum and articles of association (as may be further amended and/or restated from time to time, the “Articles”) be adopted in substitution for, and to the exclusion of, the existing second amended and restated memorandum and articles of association, to reflect the change of name. The intent of such proposals was to reflect that the Company is now led by the management team of Inflection Point Asset Management, LP. Each of the proposals was approved by the requisite vote of the shareholders. Each of the proposals is described in additional detail in the Company’s definitive proxy statement, dated October 27, 2025.

In connection with such name change, the Company’s Class A ordinary shares, units, and rights began trading under the symbols “IPEX”, “IPEXU” and “IPEXR”, respectively, instead of “MAYA”, “MAYAU”, and “MAYAR”, beginning on November 25, 2025. The CUSIP numbers of the Company’s securities did not change as a result of the name change.

The Company has a wholly-owned subsidiary, IPCV Merger Sub Limited (“Merger Sub”), a Cayman Islands exempted company, incorporated on October 3, 2025, which was formed solely in contemplation of the proposed Business Combination with GOWell Technology Limited. (the “GOWell Business Combination”), discussed in more detail below. Merger Sub has not commenced any operations and has only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the GOWell Business Combination.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the IPO described below, and since the IPO, the Company’s search for, negotiation of, and efforts to consummate a prospective business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Business Combination

The Company’s Articles and the prospectus for its IPO provide that the Company will have 15 months from the closing its IPO (or up to 18 months if a definitive agreement for a business combination is signed within 15 months but not yet consummated) to complete a business combination (the “completion window”). As previously disclosed, the Company entered into a definitive agreement for its initial business combination with GOWell in October 2025, accordingly, the completion window was automatically extended to 18 months from the closing of the IPO, or August 14, 2026.

If the Company fails to complete a business combination within the completion window, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors (“Board”), dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On October 13, 2025, the Company, GOWell Technology Limited (“GOWell”), GOWell Energy Technology (“PubCo”), and Merger Sub entered into a Business Combination Agreement (as amended by Amendment No. 1 to the Business Combination Agreement, dated December 22, 2025, and as may be further amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which the Company will merge with and into PubCo, with PubCo continuing as the surviving entity, and, thereafter, Merger Sub will merge with and into GOWell, with GOWell continuing as a wholly owned subsidiary of PubCo.

On December 22, 2025, the Company and GOWell Technology Limited entered into that certain Amendment No. 1 to the Business Combination Agreement in order to clarify the number of PubCo Series A Investor Warrants to be issued upon conversion of the Company Warrants at the Second Merger Effective Time (each as defined therein).

The closing of the proposed GOWell Business Combination is subject to required approval by the Company’s shareholders, GOWell’s shareholders, and the fulfilment of certain other terms and conditions set forth in the Business Combination Agreement. For more information about the GOWell Business Combination, see the Company’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on October 14, 2025.

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

The Company is required to provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial business combination and in connection with certain amendments to the Articles. In accordance with SEC guidance on redeemable equity instruments, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheet. Given that the Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

On September 9, 2025, in connection with the Sponsor Transfer Transaction, the Prior Sponsor delivered to the New Sponsor resignation letters from all of the Company’s officers and directors other than Zikang Wu, the Company’s Chairman, Chief Executive Officer, and Chief Financial Officer, in his capacity as Chief Financial Officer. Pursuant to such resignations and the vote of the holder of the Company’s Class B ordinary shares, effective September 11, 2025, the Board consists of Zikang Wu, Michael Blitzer, William Denkin and Steven Tannenbaum and Michael Blitzer was appointed as Chairman of the Board and Chief Executive Officer, and Kevin Shannon was appointed as Chief Operating Officer.  Additionally, the Company, the Prior Sponsor, the New Sponsor, and the current and former officers and directors entered into an amended and restated letter agreement to reflect the change in management of the Company.

Going Concern Consideration

As of March 31, 2026, the Company had $10,863 in its operating bank account and a working capital deficit of $2,424,808. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a business combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine conflict and the ongoing conflicts in the Middle East, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or completion of its initial business combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Appointment of Director

On January 20, 2026, the Company’s Board increased the size of the Board from four to five directors and appointed Carolyn Trabuco to serve as a Class II director, with a term expiring at the Company’s second annual meeting of shareholders. Ms. Trabuco was also appointed as a member of the audit committee of the Board.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $10,863 and $25,745 in cash, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $90,124,845 and $89,339,290, in marketable securities held in the Trust Account, respectively.

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

Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s unaudited condensed consolidated balance sheet, as summarized in the following table:

Ordinary shares subject to possible redemption, December 31, 2024	$86,250,000
Add:
Subsequent measurement of ordinary shares subject to possible redemption	3,089,290
Ordinary shares subject to possible redemption, December 31, 2025	89,339,290
Add:
Subsequent measurement of ordinary shares subject to possible redemption	785,555
Ordinary shares subject to possible redemption, March 31, 2026 (Unaudited)	$90,124,845

The Class A ordinary shares that are not subject to redemption and the Class B ordinary shares are classified as a component of shareholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception) through March 31, 2026.

Net Income Per Ordinary Share

Net Income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

	For the three months ended March 31, 2026			For the three months ended March 31, 2025
	Class A Redeemable	Class A Non-Redeemable	Class B	Class A Redeemable	Class A Non-Redeemable	Class B
Numerators:
Allocation of net income	$174,143	$46,325	$19,989	$224,519	$1	$155,418

Denominators:
Weighted average shares outstanding	8,625,000	2,294,375	990,000	4,360,955	14	3,018,750
Basic and diluted net income per share	$0.02	$0.02	$0.02	$0.05	$0.05	$0.05

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$90,124,845	$89,339,290
Cash	1	$10,863	$25,745

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the condensed consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 4 – PRIVATE PLACEMENT

The Prior Sponsor and the representatives of the underwriters purchased an aggregate of 265,625 Private Placement Units at a price of $10.00 per Unit, for a total purchase price of $2,656,250, in a private placement that occurred simultaneously with the closing of the IPO.

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

If the Company does not complete a business combination within the completion window, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to applicable law).

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2024, the Company sold to the Prior Sponsor an aggregate of 8,050,000 Class B ordinary shares of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On December 19, 2024, the Prior Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Founder Shares outstanding. Additionally, up to 420,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised. Since the underwriters fully exercised the over-allotment option, no Founder Shares were forfeited, and the total Founder Shares outstanding remained at 3,018,750.

On September 9, 2025, pursuant to the terms of the Transfer Agreement and the Articles, the Prior Sponsor converted 2,028,750 Class B ordinary shares into Class A ordinary shares. Following this conversion and as of March 31, 2026, the Company had an aggregate of 8,625,000 redeemable Class A ordinary shares, 2,294,375 non-redeemable Class A ordinary shares and 990,000 Class B ordinary shares issued and outstanding.

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

Due to Related Party

The Prior Sponsor paid certain formation, deferred offering, and operating expenses on behalf of the Company, totaling $111,190 during the period from May 31, 2024 (inception) through December 31, 2024. These advances were non-interest-bearing and payable on demand. The amount paid by the Prior Sponsor on behalf of the Company is included within due to related party on the Company’s unaudited condensed consolidated balance sheet as of December 31, 2024, and was fully settled by February 14, 2025. As of March 31, 2026 and December 31, 2025, the outstanding amount due to the related party was $0.

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

On January 7, 2026, the Company and the New Sponsor entered into an amendment to that certain promissory note dated as of February 12, 2025 (as amended, the “Promissory Note”), which increased the aggregate principal amount of the Promissory Note to $700,000 to reflect a $200,000 advance made by the New Sponsor to the Company for working capital. The Promissory Note is non-interest bearing and repayable in cash, with respect to the initial $500,000 loan, only upon the closing of the Company’s initial business combination and, with respect to the additional $200,000 loan, upon the earlier of the closing of the Company’s initial business combination and its liquidation. The Promissory Note may not be prepaid by the Company.

On April 2, 2026, the Company and the New Sponsor entered into a second amendment to the Promissory Note, which increased the aggregate principal amount thereof to $800,000 to reflect a $100,000 advance made by the New Sponsor to the Company for working capital. For more information, see “Note 9. Subsequent Events”.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per private placement unit at the option of the lender. Such private placement units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Assignment of Sponsor Loan

On September 9, 2025, pursuant to the Transfer Agreement, the Prior Sponsor sold and assigned the Sponsor Loan to the New Sponsor, consisting of the promissory note dated February 12, 2025, with a principal balance of $500,000. The New Sponsor has waived any claim to repayment from the Trust Account with respect to the Sponsor Loan in the event that an initial business combination is not completed. On January 7, 2026, and April 2, 2026, the Company and the New Sponsor entered into amendments to the Promissory Note, which increased the aggregate principal amount of the Promissory Note to $800,000 to reflect advances made by the New Sponsor to the Company for working capital. The Promissory Note is non-interest bearing and repayable in cash, with respect to the initial $500,000 loan, only upon the closing of the Company’s initial business combination and, with respect to the additional $300,000 loan, upon the earlier of the closing of the Company’s initial business combination and its liquidation. The Promissory Note may not be prepaid by the Company.

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

NOTE 7 – STOCKHOLDER’S DEFICIT

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of March 31, 2026 and December 31, 2025, the Company had 10,919,375 Class A ordinary shares issued and outstanding, consisting of 8,625,000 Class A ordinary shares sold as part of the Units in the IPO (including 1,125,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option), 2,028,750 Founder Shares that were converted into Class A ordinary shares on September 9, 2025 pursuant to the Transfer Agreement, and 265,625 Class A ordinary shares issued as part of the Private Placement Units sold to the Prior Sponsor and the representatives of the underwriters. The Class A ordinary shares sold in the IPO are subject to possible redemption and are classified as temporary equity in accordance with ASC 480-10-S99. The Class A ordinary shares issued as Founder Shares and the Class A ordinary shares included in the Private Placement Units are not subject to redemption and are classified as permanent equity. Each Unit consists of one Class A ordinary share and one Public Right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of the Company’s initial business combination. Only whole shares will be issued in exchange for Public Rights; fractional shares will be forfeited.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share.

At March 31, 2026 and December 31, 2025, the Company had 990,000 Founder Shares issued and outstanding. On June 1, 2024, the Prior Sponsor purchased 8,050,000 Class B ordinary shares (Founder Shares) for an aggregate purchase price of $25,000. On December 19, 2024, the Prior Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Class B ordinary shares outstanding. On September 9, 2025, the Prior Sponsor sold, and the New Sponsor purchased, 990,000 Founder Shares for an aggregate purchase price of $1,300,000. Pursuant to the Transfer Agreement and the Articles, the Prior Sponsor elected to convert the remaining 2,028,750 Class B ordinary shares into Class A ordinary shares.

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

Rights — Each Unit sold in the IPO includes one Public Right, and each Private Placement Unit sold in the Private Placement includes one Private Right. Each such Right entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial business combination. As of March 31, 2026, there were 8,625,000 Public Rights issued in connection with the IPO and 265,625 Private Rights included in the Private Placement Units purchased by the Prior Sponsor and representatives of the underwriters. Fractional shares will not be issued, and holders must hold Rights in multiples of five to receive a full Class A ordinary share. Any Rights not exchangeable into a whole share will expire worthless. The Rights are classified as equity in accordance with ASC 815, as they are indexed to the Company’s own stock and do not require cash settlement. The gross proceeds of the IPO were allocated to the Public Rights based on relative value, with $7,848,750 recorded in shareholders’ equity related to the Public Rights on February 14, 2025. The Rights are not remeasured to fair value on a recurring basis.

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

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statement was issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statement, other than noted below.

On April 2, 2026, the Company and the New Sponsor entered into a second amendment to the Promissory Note, which increased the aggregate principal amount of the Promissory Note to $800,000 to reflect a $100,000 advance made by the New Sponsor to the Company for working capital.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Inflection Point Acquisition Corp. V (f/k/a Maywood Acquisition Corp). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes related thereto.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the section titled “Risk Factors” in the Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Inflection Point Acquisition Corp. V (f/k/a Maywood Acquisition Corp., the “Company”) is a blank check company incorporated on May 31, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. On November 19, 2025, the Company changed its name from Maywood Acquisition Corp. to Inflection Point Acquisition Corp. V.

As of March 31, 2026, we had not yet commenced operations. All activity since inception through March 31, 2026, relates to our formation, the IPO, and the identification and evaluation of prospective target businesses for an initial business combination. We will not generate any operating revenues until the completion of an initial business combination. We generate non-operating income in the form of interest earned on the funds held in the Trust Account. We have selected December 31 as its fiscal year end.

On September 9, 2025, the Prior Sponsor entered into the Transfer Agreement with the New Sponsor, pursuant to which the Prior Sponsor sold 990,000 Class B ordinary shares and assigned the Sponsor Loan to the New Sponsor for an aggregate purchase price of $1,300,000 and assigned the Sponsor Loan to the New Sponsor for $500,000, for an aggregate purchase price of $1,800,000. Pursuant to the terms of the Transfer Agreement, the Prior Sponsor converted its remaining 2,028,750 Class B ordinary shares into Class A ordinary shares and agreed to vote and restrict transfer of its retained securities in support of the Company’s initial business combination and related matters.

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

On September 9, 2025, in connection with the Sponsor Transfer Transaction, the Prior Sponsor delivered to the new Sponsor resignation letters from all of the Company’s officers and directors other than Zikang Wu, the Company’s Chairman, Chief Executive Officer, and Chief Financial Officer. Pursuant to such resignations and the vote of the holder of the Company’s Class B ordinary shares, effective September 11, 2025, the Board consists of Zikang Wu, Michael Blitzer, William Denkin and Steven Tannenbaum and Michael Blitzer was appointed as Chairman of the Board and Chief Executive Officer, and Kevin Shannon was appointed as Chief Operating Officer. Additionally, the Company, the Prior Sponsor, the New Sponsor, and the current and former officers and directors entered into an amended and restated letter agreement to reflect the change in management of the Company.

On October 13, 2025, the Company, GOWell Technology Limited, GOWell Energy Technology, and IPCV Merger Sub Limited entered into a Business Combination Agreement pursuant to which the Company will merge with and into PubCo, with PubCo continuing as the surviving entity, and, thereafter, Merger Sub will merge with and into GOWell, with GOWell continuing as a wholly owned subsidiary of PubCo. The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2025. Other than as specifically discussed, this Quarterly Report does not assume the closing of the GOWell Business Combination or the transactions contemplated by the Business Combination Agreement.

On January 20, 2026, the Company’s Board increased the size of the Board from four to five directors and appointed Carolyn Trabuco to serve as a Class II director, with a term expiring at the Company’s second annual meeting of shareholders. Ms. Trabuco was also appointed as a member of the audit committee of the Board.

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

Simultaneously with the closing of the IPO, we completed a private placement of 265,625 Private Placement Units to the Prior Sponsor and the representatives of the underwriters at a price of $10.00 per Unit, generating gross proceeds of $2,656,250. Additionally, the Prior Sponsor provided a non-interest bearing loan of $500,000 pursuant to a promissory note, which was assigned to the New Sponsor in the Sponsor Transfer Transaction.

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

Going Concern Consideration

As of March 31, 2026, the Company had $10,863 in its operating bank account and a working capital deficit of $2,424,808. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 14, 2026, to consummate a business combination. It is uncertain whether the Company will be able to consummate the GOWell Business Combination or any other business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate the GOWell Business Combination prior to August 14, 2026. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2026.

Results of Operations

For the three months ended March 31, 2026, we had a net income of $240,456, which consists of interest earned on marketable securities held in the Trust Account of $785,555, interest income of $695, offset by operating costs of $545,794.

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

On January 7, 2026, the Company and the New Sponsor entered into an amendment to the Promissory Note, which increased the aggregate principal amount of the Promissory Note to $700,000 to reflect a $200,000 advance made by the New Sponsor to the Company for working capital. The Promissory Note is non-interest bearing and repayable in cash, with respect to the initial $500,000 loan, only upon the closing of the Company’s initial business combination and, with respect to the additional $200,000 loan, upon the earlier of the closing of the Company’s initial business combination and its liquidation. The Promissory Note may not be prepaid by the Company.

On April 2, 2026, the Company and the New Sponsor entered into a second amendment to the Promissory Note, which increased the aggregate principal amount of the Promissory Note to $800,000 to reflect a $100,000 advance made by the New Sponsor to the Company for working capital.

Deferred Underwriting Fee

The underwriters are entitled to a deferred fee of $3,450,000, which will only become payable upon the successful completion of a business combination.

Critical Accounting Estimates and Standards

The preparation of the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the IPO. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of March 31, 2026.

Warrant Instruments

We accounted for the Public Warrants issued in connection with the IPO in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the condensed consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on our condensed consolidated financial statements and notes thereto included elsewhere in this Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon such evaluation, it was concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the section titled “Risk Factors” in the Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on March 24, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our IPO prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

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

Simultaneously with the consummation of the IPO, the Company consummated a Private Placement of 265,625 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,656,250. The Private Placement Units were purchased by the Prior Sponsor and the representatives of the underwriters of the IPO. The Private Placement Units are identical to the Units sold in the IPO, except that the purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 9, 2025, pursuant to the Transfer Agreement, the Prior Sponsor converted the 2,028,750 Class B ordinary shares retained by it after the Sponsor Transfer Transaction on a one-for-one basis into Class A ordinary shares pursuant to the terms of the Class B ordinary shares in reliance on Section 3(a)(9) of the Securities Act.

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

Of the net proceeds from the IPO, Private Placement, and Sponsor Loan, $86,250,000 was deposited into the Trust Account. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated February 12, 2025, which was filed with the SEC. As of March 31, 2026, after giving effect to our IPO and our operations subsequent thereto, we had approximately $90,313,170 held in the Trust Account, $10,863 in our operating bank account and a working capital deficit of $2,424,808.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

10b5-1 Trading Arrangements.

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Amendment to Promissory Note, dated as of January 7, 2026, by and between Inflection Point Acquisition Corp. V and Inflection Point Fund I LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on January 9, 2026).
10.2	Amendment No. 2 to Promissory Note, dated as of April 2, 2026, by and between Inflection Point Acquisition Corp. V and Inflection Point Fund I LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on April 3, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer a pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. V

Dated: May 15, 2026	By.	/s/ Zikang Wu
Zikang Wu
Chief Financial Officer (Principal Financial Officer)

