Form 10-Q
period 2026-06-30
Inflection Point Acquisition Corp. V
filed 2026-08-14
CIK 2028355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 3,443,765 Class A ordinary shares, par value $0.0001 per share, and 990,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

Part I - Financial Information

Item 1 – Interim Financial Statements

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash	$61,234	$25,745
Prepaid expenses	97,754	163,017
Total current assets	158,988	188,762
Marketable securities held in trust account	90,922,578	89,339,290
Total Assets	$91,081,566	$89,528,052

Liabilities, Ordinary Shares subject to possible redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$2,923,984	$2,268,470
Total current liabilities	2,923,984	2,268,470

Deferred underwriting fee	3,450,000	3,450,000
Sponsor Loan Payable	800,000	500,000
Total non-current liabilities	4,250,000	3,950,000

Total Liabilities	7,173,984	6,218,470
Commitment and Contingencies (Note 6)
Temporary equity – Class A ordinary shares subject to possible redemption
Class A ordinary shares, $0.0001 par value; 8,625,000 shares subject to possible redemption at $10.54 and 10.36 per share as of June 30, 2026 and December 31, 2025, respectively	90,922,578	89,339,290

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	―	―
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,294,375 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	230	230
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 990,000 shares issued and outstanding	99	99
Additional paid-in capital	―	―
Accumulated deficit	(7,015,325)	(6,030,037)
Total Shareholders’ Deficit	(7,014,996)	(6,029,708)
Total Liabilities, Ordinary Shares subject to possible redemption, and Shareholders’ Deficit	$91,081,566	$89,528,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$440,790	$46,942	$986,584	$87,365
Loss from Operations	(440,790)	(46,942)	(986,584)	(87,365)
Other Income:
Interest earned on marketable securities held in trust account	797,733	903,585	1,583,288	1,320,794
Interest Income	601	4,868	1,296	8,019
Total other income	798,334	908,453	1,584,584	1,328,813
Net Income	$357,544	$861,511	$598,000	$1,241,448

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	8,625,000	8,625,000	6,480,663
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.03	$0.07	$0.05	$0.13
Weighted average shares outstanding of Class A non-redeemable ordinary shares	2,294,375	265,625	2,294,375	200,694
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.03	$0.07	$0.05	$0.13
Weighted average shares outstanding of Class B non-redeemable ordinary shares	990,000	3,018,750	990,000	3,018,750
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.03	$0.07	$0.05	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025 (Audited)	2,294,375	$230	990,000	$99	$—	$(6,030,037)	$(6,029,708)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(785,555)	(785,555)
Net Income	—	—	—	—	—	240,456	240,456
Balance – March 31, 2026 (Unaudited)	2,294,375	230	990,000	99	—	(6,575,136)	(6,574,807)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(797,733)	(797,733)
Net Income	—	—	—	—	—	357,544	357,544
Balance – June 30, 2026 (Unaudited)	2,294,375	$230	990,000	$99	$—	$(7,015,325)	$(7,014,996)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024 (Audited)	—	$—	3,018,750	$302	$24,698	$(7,712)	$17,288
Sale of private placement units	265,625	27	—	—	2,656,223	—	2,656,250
Fair value of rights included in public units	—	—	—	—	7,848,750	—	7,848,750
Allocated value of offering costs to ordinary shares	—	—	—	—	(547,364)	—	(547,364)
Remeasurement of ordinary shares subject to possible redemption	—	—	—	—	(9,982,308)	(3,334,064)	(13,316,372)
Subsequent measurement of ordinary shares subject to possible redemption	—	—	—	—	—	(417,209)	(417,209)
Net Income	—	—	—	—	—	379,937	379,937
Balance - March 31, 2025 (Unaudited)	265,625	27	3,018,750	302	—	(3,379,047)	(3,378,718)
Adjustment in allocated value of offering costs to ordinary shares	—	—	—	—	—	4,156	4,156
Subsequent measurement of ordinary shares subject to possible redemption	—	—	—	—	—	(903,585)	(903,585)
Net Income	—	—	—	—	—	861,511	861,511
Balance – June 30, 2025 (Unaudited)	265,625	$27	3,018,750	$302	$—	$(3,416,965)	$(3,416,636)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income		$598,000		$1,241,448
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account		(1,583,288)		(1,320,794)
Changes in operating assets and liabilities:
Prepaid Expenses		65,263		(60,802)
Accounts payable and accrued expenses		655,513		12,886
Related party payable		―		(103,689)
Net cash used in operating activities		(264,511)		(230,951)

Cash Flows from Investing Activities:
Cash deposited in Trust Account		―		(86,250,000)
Net cash used in investing activities		―		(86,250,000)

Cash Flows from Financing Activities:
Proceeds received from the initial public offering, gross		―		86,250,000
Proceeds received from private placement		―		2,656,250
Proceeds from Sponsor Loan		300,000		500,000
Offering costs paid		―		(2,429,226)
Net cash provided by financing activities		300,000		86,977,023

Net increase in cash		35,489		496,072
Cash - beginning of the period		25,745		―
Cash - ending of the period		$61,234		$496,072

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs included in Related party payable balance	$	―		$140,000
Proceeds allocated to public rights	$	―		$7,848,750
Allocation of offering costs to ordinary shares subject to redemption	$	―		$5,467,622
Remeasurement adjustment on ordinary shares subject to possible redemption		$13,316,372		$13,316,372
Subsequent measurement of ordinary shares subject to possible redemption		$785,555		$417,209
Deferred underwriting commissions		$3,450,000		$3,450,000
Reclassification of value for Class A ordinary shares	$	―		$86,250,000
Conversion of Class B shares to Class A shares		$203	$	―

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. V

(F/K/A MAYWOOD ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through June 30, 2026, relates to the Company’s formation and the IPO described below, and since the IPO, the Company’s search for, negotiation of, and efforts to consummate a prospective business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Business Combination

The Company’s Articles and the prospectus for its IPO provided that the Company would initially have 15 months from the closing its IPO (or up to 18 months if a definitive agreement for a business combination is signed within 15 months but not yet consummated) to complete a business combination (as may be further extended by amendment to the Articles, the “completion window”). As previously disclosed, the Company entered into a definitive agreement for its initial business combination with GOWell in October 2025, accordingly, the completion window was automatically extended to 18 months from the closing of the IPO, or August 14, 2026.

On July 20, 2026, the Company filed, and subsequently mailed, a definitive proxy statement seeking shareholder approval of an amendment to the Articles to extend the completion window from August 14, 2026 to August 31, 2026, and to permit the Company’s Board of Directors (“Board”) to further extend such date up to four times in one month increments, to up to December 31, 2026. The extraordinary general meeting is set to be held at 10:00 a.m. Eastern Time on August 12, 2026. Such extension was approved on August 12, 2026. See Note 9, Subsequent Events, for more information.

If the Company fails to complete a business combination within the completion window, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On December 22, 2025, the Company and GOWell Technology Limited entered into that certain Amendment No. 1 to the Business Combination Agreement in order to clarify the number of PubCo Series A Investor Warrants to be issued upon conversion of the Company Warrants at the Second Merger Effective Time (each as defined therein). The Business Combination Agreement was further amended on July 13, 2026. See Note 9, Subsequent Events, for more information.

The closing of the proposed GOWell Business Combination is subject to required approval by the Company’s shareholders, GOWell’s shareholders, and the fulfilment of certain other terms and conditions set forth in the Business Combination Agreement. For more information about the GOWell Business Combination, see the Company’s Current Reports on Form 8-K (File No. 001-42518), filed with the SEC on October 14, 2025, December 22, 2025, and July 17, 2026, and the Registration Statement on Form F-4 (File No. 333-294547) initially filed by PubCo and GOWell on March 24, 2026, as amended from time to time.

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

Going Concern Consideration

As of June 30, 2026, the Company had $61,234 in its operating bank account and a working capital deficit of $2,764,997. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 14, 2026, to consummate a business combination (which date may be extended by an amendment to the Articles). It is uncertain whether the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate the proposed GOWell Business Combination prior to August 14, 2026, or such later date as may be approved in connection with an amendment to the Articles. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $61,234 and $25,745 in cash, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $90,922,578 and $89,339,290, in marketable securities held in the Trust Account, respectively.

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

Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s unaudited condensed consolidated balance sheet, as summarized in the following table:

Ordinary shares subject to possible redemption, December 31, 2025	$89,339,290
Add:
Subsequent measurement of ordinary shares subject to possible redemption	785,555
Ordinary shares subject to possible redemption, March 31, 2026 (Unaudited)	90,124,845
Add:
Subsequent measurement of ordinary shares subject to possible redemption	797,733
Ordinary shares subject to possible redemption, June 30, 2026 (Unaudited)	$90,922,578

The Class A ordinary shares that are not subject to redemption and the Class B ordinary shares are classified as a component of shareholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 31, 2024 (inception) through June 30, 2026.

Net Income Per Ordinary Share

Net Income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Class A Redeemable	Class A Non-Redeemable	Class B	Class A Redeemable	Class A Non-Redeemable	Class B
Numerators:
Allocation of net income	$258,940	$68,882	$29,722	$623,923	$19,215	$218,373

Denominators:
Weighted average shares outstanding	8,625,000	2,294,375	990,000	8,625,000	265,625	3,018,750
Basic and diluted net income per share	$0.03	$0.03	$0.03	$0.07	$0.07	$0.07

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Class A Redeemable	Class A Non-Redeemable	Class B	Class A Redeemable	Class A Non-Redeemable	Class B
Numerators:
Allocation of net income	$433,083	$115,206	$49,710	$829,414	$25,685	$386,348

Denominators:
Weighted average shares outstanding	8,625,000	2,294,375	990,000	6,480,663	200,694	3,018,750
Basic and diluted net income per share	$0.05	$0.05	$0.05	$0.13	$0.13	$0.13

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$90,922,578	$89,339,290
Cash	1	$61,234	$25,745

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

On September 9, 2025, pursuant to the terms of the Transfer Agreement and the Articles, the Prior Sponsor converted 2,028,750 Class B ordinary shares into Class A ordinary shares. Following this conversion and as of June 30, 2026, the Company had an aggregate of 8,625,000 redeemable Class A ordinary shares, 2,294,375 non-redeemable Class A ordinary shares and 990,000 Class B ordinary shares issued and outstanding.

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

Due to Related Party

The Prior Sponsor paid certain formation, deferred offering, and operating expenses on behalf of the Company, totaling $111,190 during the period from May 31, 2024 (inception) through December 31, 2024. These advances were non-interest-bearing and payable on demand. The amount paid by the Prior Sponsor on behalf of the Company is included within due to related party on the Company’s unaudited condensed consolidated balance sheet as of December 31, 2024, and was fully settled by February 14, 2025. As of June 30, 2026 and December 31, 2025, the outstanding amount due to the related party was $0.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per private placement unit at the option of the lender. Such private placement units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

NOTE 7 – STOCKHOLDER’S DEFICIT

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of June 30, 2026 and December 31, 2025, the Company had 10,919,375 Class A ordinary shares issued and outstanding, consisting of 8,625,000 Class A ordinary shares sold as part of the Units in the IPO (including 1,125,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option), 2,028,750 Founder Shares that were converted into Class A ordinary shares on September 9, 2025 pursuant to the Transfer Agreement, and 265,625 Class A ordinary shares issued as part of the Private Placement Units sold to the Prior Sponsor and the representatives of the underwriters. The Class A ordinary shares sold in the IPO are subject to possible redemption and are classified as temporary equity in accordance with ASC 480-10-S99. The Class A ordinary shares issued as Founder Shares and the Class A ordinary shares included in the Private Placement Units are not subject to redemption and are classified as permanent equity. Each Unit consists of one Class A ordinary share and one Public Right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of the Company’s initial business combination. Only whole shares will be issued in exchange for Public Rights; fractional shares will be forfeited.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share.

At June 30, 2026 and December 31, 2025, the Company had 990,000 Founder Shares issued and outstanding. On June 1, 2024, the Prior Sponsor purchased 8,050,000 Class B ordinary shares (Founder Shares) for an aggregate purchase price of $25,000. On December 19, 2024, the Prior Sponsor forfeited 5,031,250 Founder Shares for no consideration, resulting in 3,018,750 Class B ordinary shares outstanding. On September 9, 2025, the Prior Sponsor sold, and the New Sponsor purchased, 990,000 Founder Shares for an aggregate purchase price of $1,300,000. Pursuant to the Transfer Agreement and the Articles, the Prior Sponsor elected to convert the remaining 2,028,750 Class B ordinary shares into Class A ordinary shares.

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

Rights — Each Unit sold in the IPO includes one Public Right, and each Private Placement Unit sold in the Private Placement includes one Private Right. Each such Right entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial business combination. As of June 30, 2026, there were 8,625,000 Public Rights issued in connection with the IPO and 265,625 Private Rights included in the Private Placement Units purchased by the Prior Sponsor and representatives of the underwriters. Fractional shares will not be issued, and holders must hold Rights in multiples of five to receive a full Class A ordinary share. Any Rights not exchangeable into a whole share will expire worthless. The Rights are classified as equity in accordance with ASC 815, as they are indexed to the Company’s own stock and do not require cash settlement. The gross proceeds of the IPO were allocated to the Public Rights based on relative value, with $7,848,750 recorded in shareholders’ equity related to the Public Rights on February 14, 2025. The Rights are not remeasured to fair value on a recurring basis.

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

On July 13, 2026, the Company and GOWell entered into the Second Amendment to the Business Combination Agreement to provide that the earnout based on 2026 EBITDA can be partially earned at 80% achievement of the 2026 EBITDA Target, in addition to the partial earnout at 90% achievement of the 2026 EBITDA Target, which mirrors the earnout structure of the earnout based on the 2027 EBITDA Target and 2028 EBITDA Target. Additionally, the Amendment increases the cap on SPAC Transaction Expenses from $8,000,000 to $9,000,000 and carves out certain specified expenses from such cap.

On August 12, 2026, the Company’s shareholders approved an amendment to the Articles to extend the date by which the Company has to consummate its initial business combination from August 14, 2026 to August 31, 2026, and permit the board of directors of the Company, in accordance with Article 49.7 of the Articles, to further extend such date up to four times in one month increments, to up to December 31, 2026. In connection with such extension, an aggregate of 7,475,610 public shares were redeemed, for an aggregate of approximately $79.1 million or approximately $10.59 per share. Following such redemptions, an aggregate of approximately $12.2 million remained in the Trust Account and an aggregate of 4,433,765 ordinary shares were outstanding, of which 3,443,765 were Class A ordinary shares and 990,000 were Class B ordinary shares.

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

As of June 30, 2026, we had not yet commenced operations. All activity since inception through June 30, 2026, relates to our formation, the IPO, and the identification and evaluation of prospective target businesses for an initial business combination. We will not generate any operating revenues until the completion of an initial business combination. We generate non-operating income in the form of interest earned on the funds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

Sponsor Transaction

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

Proposed GOWell Business Combination

On October 13, 2025, the Company, GOWell Technology Limited, GOWell Energy Technology, and IPCV Merger Sub Limited entered into a Business Combination Agreement pursuant to which the Company will merge with and into PubCo, with PubCo continuing as the surviving entity, and, thereafter, Merger Sub will merge with and into GOWell, with GOWell continuing as a wholly owned subsidiary of PubCo. The Business Combination Agreement and related agreements are further described in the Company’s Current Reports on Form 8-K filed with the SEC on October 14, 2025, December 22, 2025, and July 17, 2026, and the Registration Statement on Form F-4 (File No. 333-294547) initially filed by PubCo and GOWell on March 24, 2026, as amended from time to time. Other than as specifically discussed, this Quarterly Report does not assume the closing of the GOWell Business Combination or the transactions contemplated by the Business Combination Agreement.

Increase in Size of Board

On January 20, 2026, the Company’s Board increased the size of the Board from four to five directors and appointed Carolyn Trabuco to serve as a Class II director, with a term expiring at the Company’s second annual meeting of shareholders. Ms. Trabuco was also appointed as a member of the audit committee of the Board.

Extension of Completion Window

On August 12, 2026, the Company’s shareholders approved an amendment to the Articles to extend the date by which the Company has to consummate its initial business combination from August 14, 2026 to August 31, 2026, and permit the board of directors of the Company, in accordance with Article 49.7 of the Articles, to further extend such date up to four times in one month increments, to up to December 31, 2026. In connection with such extension, an aggregate of 7,475,610 public shares were redeemed, for an aggregate of approximately $79.1 million or approximately $10.59 per share. Following such redemptions, an aggregate of approximately $12.2 million remained in the Trust Account and an aggregate of 4,433,765 ordinary shares were outstanding, of which 3,443,765 were Class A ordinary shares and 990,000 were Class B ordinary shares.

Going Concern Consideration

As of June 30, 2026, the Company had $61,234 in its operating bank account and a working capital deficit of $2,764,997. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 14, 2026, to consummate a business combination (which date may be extended by an amendment to the Articles). It is uncertain whether the Company will be able to consummate the GOWell Business Combination or any other business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate the GOWell Business Combination prior to August 14, 2026, or such later date as may be approved in connection with an amendment to the Articles. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2026.

Results of Operations

For the three months ended June 30, 2026, we had a net income of $357,544, which consists of interest earned on marketable securities held in the Trust Account of $797,733 and interest income received on the cash held outside the trust account of $601, offset by operating costs of $440,790.

For the three months ended June 30, 2025, the Company reported net income of $861,511. This was comprised primarily of $903,585 in interest earned on investments held in the Trust Account and $4,868 of the interest income received on the cash held outside the trust account, offset by $46,942 in formation and operating costs.

For the six months ended June 30, 2026, we had a net income of $598,000, which consists of interest earned on marketable securities held in the Trust Account of $1,583,288, interest income received on the cash held outside the trust account of $1,296, offset by operating costs of $986,584.

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

Critical Accounting Estimates and Standards

The preparation of the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the IPO. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of June 30, 2026.

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon such evaluation, it was concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the section titled “Risk Factors” in the Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on March 24, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

There are no assurances that the extension to the completion window will enable us to complete the GOWell Business Combination.

Our ability to complete the GOWell Business Combination is dependent on a variety of factors, many of which are beyond our control. On August 12, 2026, our shareholders approved an extension of the completion window from August 14, 2026 to August 31, 2026, and permitted the board of directors to further extend such date up to four times in one month increments to up to December 31, 2026. However, we can provide no assurances that the GOWell Business Combination will be consummated prior to the end of the completion window, as extended. We were required to offer shareholders the opportunity to redeem shares in connection with such extension, and we will be required to offer shareholders redemption rights again in connection with the shareholder vote to approve the GOWell Business Combination. It is possible that redemptions will leave us with insufficient cash to consummate the GOWell Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the extension and the GOWell Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

Of the net proceeds from the IPO, Private Placement, and Sponsor Loan, $86,250,000 was deposited into the Trust Account. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated February 12, 2025, which was filed with the SEC. As of June 30, 2026, after giving effect to our IPO and our operations subsequent thereto, we had approximately $90,922,578 held in the Trust Account, $61,234 in our operating bank account and a working capital deficit of $2,764,997.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

10b5-1 Trading Arrangements.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1+	Amendment to Business Combination Agreement, dated as of July 13, 2026, by and among Inflection Point Acquisition Corp. V and GOWell Technology Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on July 17, 2026).
3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on November 21, 2025.
3.2	Amendment No. 1 to the Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on August 13, 2026.
10.1	Amendment No. 2 to Promissory Note, dated as of April 2, 2026, by and between Inflection Point Acquisition Corp. V and Inflection Point Fund I LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42518), filed with the SEC on April 3, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer a pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. V

Dated: August 14, 2026	By:	/s/ Zikang Wu
Zikang Wu
Chief Financial Officer (Principal Financial Officer)